Form 10-Q
period 2021-06-30
Southern States Bancshares, Inc.
filed 2021-09-24
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-40727
_____________________________
Southern States Bancshares, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Alabama	26-2518085
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

615 Quintard Ave., Anniston, AL	36201
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (256) 241-1092
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value per share	SSBK	The Nasdaq Stock Market, LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 24, 2021, the registrant had 9,012,857 shares of common stock, $5 par value per share, issued and outstanding.

{N4407029.2}

{N4407029.2}

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Southern States Bancshares, Inc. (“Southern States” or the “Company”) contains forward-looking statements within the meaning of the federal securities laws, which reflect our current expectations and beliefs with respect to, among other things, future events and our financial performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. This may be especially true given the current COVID-19 pandemic and uncertainty about its continuation. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the dates made, we cannot give any assurance that such expectations will prove correct and actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.
These statements are often, but not always, made through the use of words or phrases such as “may,” “can,” “should,” “could,” “to be,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “target,” “project,” “would” and “outlook,” or the negative version of those words or other similar words or phrases of a future or forward-looking nature. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and may include statements about business strategy and prospects for growth, operations, ability to pay dividends, competition, regulation and general economic conditions.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•potential risks and uncertainties relating to the effects of COVID-19, including the duration of the COVID-19 outbreak, actions that have been and will be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, and the potential negative impacts of COVID-19 on the global economy and financial markets, including U.S. GDP decreases and increases in unemployment;
•our ability to execute and prudently manage our growth and execute our strategy, including expansion activities;
•our ability to adequately measure and limit our credit risk;
•business, market and economic conditions generally and in the financial services industry, nationally and within our local markets;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our markets and the financial health of our commercial borrowers;
•the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;
•compliance with the Bank Secrecy Act, OFAC rules and anti-money laundering laws and regulations;
•governmental monetary and fiscal policies;
•the effectiveness of our risk management framework, including internal controls;
•the composition of and changes in our management team and our ability to attract and retain key personnel;
•geographic concentration of our business in certain Alabama and Georgia markets;
•our ability to attract and retain customers;
•the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;
•changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;
•changes in the prices, values and sales volumes of residential and commercial real estate;
{N4407029.2}

•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company and Southern States Bank (“the Bank”);
•the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;
•the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party servicers;
•unauthorized data access, cyber-crime and other threats to data security and customer privacy;
•our ability to maintain our historical rate of growth;
•our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•deterioration of our asset quality or the value of collateral securing loans;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters and appropriate compliance with applicable law and regulation;
•operational risks associated with our business;
•volatility and direction of market interest rates and the shape of the yield curve;
•our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;
•the obligations associated with being a public company;
•the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Prospectus filed pursuant to Rule 424(b) on August 12, 2021 (the “Final Prospectus”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the “Risk Factors” included in this Quarterly Report on Form 10-Q and the Final Prospectus. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
{N4407029.2}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Cash and due from banks	$17,953	$23,229
Interest-bearing deposits in banks	131,169	51,503
Federal funds sold	39,021	10,175
Total cash and cash equivalents	188,143	84,907

Securities available for sale, at fair value	105,617	114,001
Securities held to maturity, at amortized cost	19,683	—
Other equity securities, at fair value	8,985	5,017
Restricted equity securities, at cost	2,788	3,224
Loans held for sale	2,767	5,696

Loans, net of unearned income	1,097,559	1,030,115
Less allowance for loan losses	13,339	11,859
Loans, net	1,084,220	1,018,256

Premises and equipment, net	25,011	24,426
Accrued interest receivable	3,725	4,243
Bank owned life insurance	22,710	22,458
Annuities	12,941	12,903
Foreclosed assets	10,146	10,224
Goodwill	16,862	16,862
Core deposit intangible	1,632	1,764
Other assets	9,206	8,525

Total assets	$1,514,436	$1,332,506

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$369,479	$290,867
Interest-bearing	943,131	848,794
Total deposits	1,312,610	1,139,661

Other borrowings	12,490	7,975
FHLB advances	31,900	30,900
Subordinated notes	—	4,493
Accrued interest payable	175	278
Other liabilities	8,358	8,543
Total liabilities	1,365,533	1,191,850

{N4407029.2}

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $5 par value, 15,000,000 shares authorized; 7,716,428 and 7,678,195 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	38,582	38,391
Capital surplus	65,978	65,327
Retained earnings	42,385	34,183
Accumulated other comprehensive income	2,683	3,194
Unvested restricted stock	(725)	(439)

Total stockholders' equity	148,903	140,656

Total liabilities and stockholders' equity	$1,514,436	$1,332,506
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income:
Loans, including fees	$13,484	$11,482	$26,505	$23,269
Taxable securities	332	323	733	592
Nontaxable securities	255	179	462	277
Other interest and dividends	124	67	172	422
Total interest income	14,195	12,051	27,872	24,560

Interest expense:
Deposits	1,131	2,263	2,321	4,797
Other borrowings	171	228	374	421
Total interest expense	1,302	2,491	2,695	5,218

Net interest income	12,893	9,560	25,177	19,342
Provision for loan losses	750	300	1,500	1,100
Net interest income after provision for loan losses	12,143	9,260	23,677	18,242

Noninterest income:
Service charges on deposit accounts	337	282	698	733
Swap fees	279	644	836	644
SBA/USDA fees	439	107	3,304	585
Mortgage origination fees	396	523	802	811
Net gain (loss) on sale of securities	27	4	(206)	742
Other operating income	567	506	1,108	953
Total noninterest income	2,045	2,066	6,542	4,468

Noninterest expenses:
Salaries and employee benefits	5,530	4,684	10,587	9,172
Equipment and occupancy expenses	909	908	1,789	1,811
Data processing fees	527	433	1,042	871
Regulatory assessments	221	163	441	313
Other operating expenses	1,919	1,574	3,779	3,481
Total noninterest expenses	9,106	7,762	17,638	15,648

Income before income taxes	5,082	3,564	12,581	7,062

Income tax expense	1,176	641	2,993	1,464

Net income	$3,906	$2,923	$9,588	$5,598

Basic earnings per share	$0.51	$0.38	$1.25	$0.73

Diluted earnings per share	$0.50	$0.37	$1.23	$0.72
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Net income	$3,906	$2,923

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of tax of $314 and $1,447, respectively	895	4,119

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $7 and $1, respectively	(20)	(3)

Other comprehensive income	875	4,116

Comprehensive income	$4,781	$7,039

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Net income	$9,588	$5,598

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale arising during the period, net of benefit (tax) of $233 and ($874), respectively	(662)	2,488

Reclassification adjustment for losses (gains) on securities available for sale realized in net income, net of benefit (tax) of $53 and ($193), respectively	151	(549)

Other comprehensive income (loss)	(511)	1,939

Comprehensive income	$9,077	$7,537
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	7,678,195	$38,391	$65,327	$34,183	$3,194	$(439)	$140,656
Net income				—	—	9,588	—		9,588
Issuance of common stock			8,240	41	124	—	—	—	165
Exercise of common stock options			5,008	25	(25)	—	—	—	—
Issuance of restricted stock			24,985	125	376	—	—	(500)	1
Stock-based compensation			—	—	176	—	—	214	390
Common stock dividends paid			—	—	—	(1,386)	—	—	(1,386)
Other comprehensive loss			—	—	—	—	(511)	—	(511)
Balance, June 30, 2021	—	$—	7,716,428	$38,582	$65,978	$42,385	$2,683	$(725)	$148,903
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$9,588	$5,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	949	984
Net loss (gain) on sale of securities available for sale	181	(742)
Net loss on sale of other equity securities	25	—
Net amortization of securities	476	249
Amortization of core deposit intangible	132	132
Provision for loan losses	1,500	1,100
Gain on sale of foreclosed assets	(10)	(126)
Write-down of foreclosed assets	—	700
Stock-based compensation	390	361
Net decrease (increase) in loans held for sale	2,929	(1,385)
Income from bank owned life insurance	(252)	(266)
Decrease (increase) in interest receivable	518	(2,023)
Decrease in interest payable	(103)	(58)
Net other operating activities	(723)	(578)

Net cash provided by operating activities	15,600	3,946

INVESTING ACTIVITIES
Purchase of securities available for sale	(34,244)	(52,047)
Purchase of other equity securities	(9,000)	(5,000)
Proceeds from sale of securities available for sale	15,758	26,185
Proceeds from sale of other equity securities	4,995	—
Proceeds from maturities, calls, and paydowns of securities available for sale	5,852	3,482
Net redemption (purchase) of restricted equity securities	436	(1,150)
Net increase in loans	(67,564)	(145,304)
Proceeds from sale of foreclosed assets	188	598
Purchase of premises, equipment and software	(1,534)	(6,602)

Net cash used in investing activities	(85,113)	(179,838)

FINANCING ACTIVITIES
Net increase in deposits	172,949	162,279
Proceeds from issuance of common stock	165	85
Net proceeds of other borrowings	1,021	28,722
Net proceeds of note payable	4,500	—
Repayment of subordinated notes	(4,500)	—
Common stock dividends paid	(1,386)	(614)

Net cash provided by financing activities	172,749	190,472

Net increase in cash and cash equivalents	103,236	14,580

Cash and cash equivalents at beginning of year	84,907	115,235

Cash and cash equivalents at end of year	$188,143	$129,815

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$2,798	$5,276
Income taxes	$3,797	$546

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$100	$8
Internally financed sale of foreclosed assets	$—	$923
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. The Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, Ranburne, Roanoke, Heflin, Alabama as well as Columbus, Carrollton, Dallas, and Newnan, Georgia. The Bank also has an LPO office located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
Basis of Presentation and Accounting Estimates
The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
In preparing the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, financial instruments, deferred taxes, and other-than-temporary impairment of securities. In connection with the determination of the estimated losses on loans and the valuation of other real estate owned, management obtains independent appraisals for significant collateral.
The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.
The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ ability to honor their contracts is dependent on local economic conditions.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.
In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
Cash, Cash Equivalents and Cash Flows
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. Cash flows from loans held for sale, loans, restricted equity securities, and deposits are reported net.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Cash Flows (Continued)

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
The Bank is required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at June 30, 2021 and December 31, 2020.
Securities
The Company classifies its securities into one of two categories based upon management’s intent and ability to hold the securities: (i) securities held to maturity or (ii) securities available for sale. Securities classified as held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.
The Company evaluates investment securities for other-than-temporary impairment (OTTI) using relevant accounting guidance on a regular basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, or if it is more likely than not the Company will have to sell the security before recovery of its cost basis, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss is recognized in other comprehensive income (loss).
Other Equity Securities
The mutual fund owned by the Bank is classified as an equity security, it is carried at fair value with any periodic changes in value recorded through the income statement.
Restricted Equity Securities
Restricted equity securities are investments that are restricted in marketability. The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB based upon its assets or outstanding advances. The Company has also purchased stock in First National Banker’s Bankshares, Inc. (FNBB), and Pacific Coast Banker’s Bank (PCBB), both correspondent banks.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held For Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value (LOCOM). For loans carried at LOCOM, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. The estimated fair value of loans held for sale is based on independent third party quoted prices.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan, using the straight line method without anticipating prepayments.
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, or at the time the loan is 90 days past due, unless the loan is well-secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income or charged to the allowance; unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash basis, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing according to the contractual terms generally for a period of not less than six months.
Certain Purchased Loans
Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The purchased impaired loans acquired are subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings.
Such purchased loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows will continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. Purchased impaired loans at the time of acquisition are accounted for under ASC 310-30.
Purchased non-impaired loans are accounted for under ASC 310-20, with the difference between the fair value and unpaid principal balance of the loan at the acquisition date amortized or accreted to interest income over the estimated life of the loans.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.
The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls are not generally classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
The Company’s allowance is allocated among commercial real estate loans, real estate construction and development loans, residential real estate loans, commercial and industrial loans, and consumer loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality and foreclosure rates; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the experience and ability of lending personnel and management; (7) effectiveness of the Company’s loan policies, procedures and internal controls; (8) current conditions in the real estate and construction markets; (9) the effect of entrance into new markets or the offering of a new product; (10) the loan review system and oversight of the Board of Directors. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio adjusted for internal and external factors and the total dollar amount of the loans in the pool.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Troubled Debt Restructurings
A loan is considered a troubled debt restructuring (TDR) based on individual facts and circumstances. The Company designates loan modifications as TDRs when for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.
In determining whether a borrower is experiencing financial difficulties, the Company considers if the borrower is in payment default or would be in payment default in the foreseeable future without the modification, the borrower declared or is in the process of declaring bankruptcy, the borrower’s projected cash flows will not be sufficient to service any of its debt, or the borrower cannot obtain funds from sources other than the Company at a market rate for debt with similar risk characteristics.
In determining whether the Company has granted a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the borrower will serve as adequate compensation for other terms of the restructuring, and whether the borrower otherwise has access to funds at a market rate for debt with similar risk characteristics.
Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are reflected in income.

Years
Buildings	10-39
Furniture and equipment	3-7
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding foreclosed assets and subsequent write-downs to the value are expensed. Any gains and losses realized at the time of disposal are reflected in income.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at June 30, 2021.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in June 2021. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. The market approach was based on a comparison of certain financial metrics of the Company to public company peers. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of June 30, 2021 and based on that evaluation there was no impairment.
Accounting Policy for Derivative Instruments and Hedging Activities
FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Policy for Derivative Instruments and Hedging Activities (Continued)

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Income Taxes
Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

Stock Compensation Plans
Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options and warrants, restricted stock plans, performance-based awards, share appreciation rights, and employee share purchase plans.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (Continued)

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the estimated market price of the Company’s common stock at the date of grant is used for restricted stock awards and stock grants.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
Fair Value of Financial Instruments
Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606 and all subsequent amendments (collectively “ASC 606”) which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned (OREO). The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. With the exception of gains/losses on sale of OREO, the Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, bank card services and interchange fees, and ATM fees.
Recent Accounting Pronouncements
In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The ASU is effective for non public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The ASU should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-02 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)

In July 2018 the FASB issued ASU 2018-11, “Leases –Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2022 for the Company). The Company adopted ASU 2018-11 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non pubic business entities and SEC filers that qualify as smaller reporting companies, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such one-time adjustments is not yet known but is not anticipated to be material.
NOTE 2.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings Per Share:
Net Income	$3,906	$2,923	$9,588	$5,598
Weighted average common shares outstanding	7,691,084	7,675,024	7,691,084	7,660,222
Basic earnings per share	$0.51	$0.38	$1.25	$0.73
Diluted Earnings Per Share:
Net income allocated to common shareholders	$3,898	$2,915	$9,576	$5,591
Weighted average common shares outstanding	7,691,084	7,675,024	7,691,084	7,660,222
Net dilutive effect of:
Assumed exercises of stock options	119,868	139,090	118,859	138,161
Average shares and dilutive potential common shares	7,810,952	7,814,114	7,809,943	7,798,383
Dilutive earnings per share	$0.50	$0.37	$1.23	$0.72
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at June 30, 2021 and December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities Available for Sale
U.S. Treasury securities	$7,845	$49	$—	$7,894
U.S. Government Sponsored Enterprises (GSEs)	10,108	193	(77)	10,224
State and municipal securities	45,173	2,718	(17)	47,874
Corporate debt securities	9,250	385	(16)	9,619
Asset based securities	9,843	138	(2)	9,979
Mortgage-backed GSE residential/multifamily	19,772	295	(40)	20,027
Total securities available for sale	$101,991	$3,778	$(152)	$105,617

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,683	417	(75)	20,025
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$19,683	$417	$(75)	$20,025
Total securities	$121,674	$4,195	$(227)	$125,642
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	9,154	246	(34)	9,366
State and municipal securities	64,468	3,531	(58)	67,941
Corporate debt securities	8,286	188	(5)	8,469
Asset based securities	9,035	76	—	9,111
Mortgage-backed GSE residential/multifamily	18,753	394	(33)	19,114
Total securities available for sale	$109,696	$4,435	$(130)	$114,001

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	—	—	—	—
State and municipal securities	—	—	—	—
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—
Total securities	$109,696	$4,435	$(130)	$114,001
Securities with a carrying value of $40,766 and $40,983 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due from one year to five years	$660	$660	$1,200	$1,241
Due after five to ten years	25,879	26,468	15,518	15,873
Due after ten years	55,680	58,462	74,225	77,773
Mortgage-backed securities	19,772	20,027	18,753	19,114
Total securities available for sale	$101,991	$105,617	$109,696	$114,001

Securities Held to Maturity
Due from one year to five years	$—	$—	$—	$—
Due after five to ten years	510	509	—	—
Due after ten years	19,173	19,516	—	—
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,683	$20,025	$—	$—
Total securities	$121,674	$125,642	$109,696	$114,001
Restricted equity securities as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
Federal Home Loan Bank stock	$1,863	$2,299
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,788	$3,224
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
June 30, 2021:
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	(77)	3,687	—	—	(77)
State and municipal securities	(17)	4,454	—	—	(17)
Corporate debt securities	(16)	1,234	—	—	(16)
Asset based securities	(2)	937	—	—	(2)
Mortgage-backed GSE residential/multifamily	(32)	3,039	(8)	575	(40)
Total securities available for sale	$(144)	$13,351	$(8)	$575	$(152)

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	—	—	—	—	—
State and municipal securities	(75)	4,981	—	—	(75)
Corporate debt securities	—	—	—	—	—
Asset based securities	—	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—	—
Total securities held to maturity	$(75)	$4,981	$—	$—	$(75)
Total securities	$(219)	$18,332	$(8)	$575	$(227)
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities (Continued)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. government sponsored enterprises (GSEs)	(34)	2,051	—	—	(34)
State and municipal securities	(58)	4,979	—	—	(58)
Corporate debt securities	(5)	1,495	—	—	(5)
Asset based securities	—	960	—	—	—
Mortgage-backed GSE residential/multifamily	$(33)	$6,643	$—	$—	$(33)
Total securities available for sale	(130)	16,128	—	—	(130)

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	—	—	—	—	—
State and municipal securities	—	—	—	—	—
Corporate debt securities	—	—	—	—	—
Asset based securities	—	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—
Total securities	$(130)	$16,128	$—	$—	$(130)
The unrealized losses on twenty-six securities were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of June 30, 2021 and December 31, 2020, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$121,115	11.0%	$102,559	9.9%
Residential	128,173	11.6%	152,212	14.7%
Commercial	632,335	57.4%	514,923	49.8%
Commercial and industrial	211,164	19.2%	254,395	24.6%
Consumer and other	8,890	0.8%	9,644	1.0%
Gross Loans	1,101,677	100.0%	1,033,733	100.0%
Deferred loan fees	(4,118)		(3,618)
Allowance for loan losses	(13,339)		(11,859)
Loans, net	$1,084,220		$1,018,256
For purposes of the disclosures required pursuant to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are three loan portfolio segments that include real estate, commercial and industrial, and consumer and other. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial and industrial is a separate commercial loan class. Classes within the real estate portfolio segment include construction and development, residential mortgages, and commercial mortgages. Consumer loans and other are a class in itself.
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of June 30, 2021, the Company has outstanding 238 loans for a total amount of $37,764 under the PPP. At June 30, 2021, unaccreted deferred loan origination fees related to PPP loans totaled $1,276. PPP loan origination fees recorded as an adjustment to loan yield for the three and six months ended were $615 and $1,592, respectively. These PPP loans are included within the commercial and industrial loan category in the table above.
The following describe risk characteristics relevant to each of the portfolio segments and classes:
Real estate - As discussed below, the Company offers various types of real estate loan products. All loans within this portfolio segment are particularly sensitive to the valuation of real estate:
•Loans for real estate construction and development are repaid through cash flow related to the operations, sale or refinance of the underlying property. This portfolio class includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Portfolio Segments and Classes (Continued)
•Residential mortgages include 1-4 family first mortgage loans which are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property. Also included in residential mortgages are real estate loans secured by farmland, second liens, or open end real estate loans, such as home equity lines. These loans are typically repaid in the same means as 1-4 family first mortgages.
•Commercial real estate mortgage loans include both owner-occupied commercial real estate loans and other commercial real estate loans such as commercial loans secured by income producing properties. Owner-occupied commercial real estate loans made to operating businesses are long-term financing of land and buildings and are repaid by cash flows generated from business operations. Real estate loans for income-producing properties such as apartment buildings, hotels, office and industrial buildings, and retail shopping centers are repaid by cash flows from rent income derived from the properties.
Commercial and industrial - The commercial loan portfolio segment includes commercial and industrial loans. These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the borrowers’ business operations.
Consumer and other - The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures which affects borrowers’ incomes and cash for repayment.
Credit Risk Management
The Chief Credit Officer, Officers Loan Committee and Directors Loan Committee are each involved in the credit risk management process and assess the accuracy of risk ratings, the quality of the portfolio and the estimation of inherent credit losses in the loan portfolio. This comprehensive process also assists in the prompt identification of problem credits. The Company has taken a number of measures to manage the portfolios and reduce risk, particularly in the more problematic portfolios.
The Company employs a credit risk management process with defined policies, accountability and routine reporting to manage credit risk in the loan portfolio segments. Credit risk management is guided by a comprehensive Loan Policy that provides for a consistent and prudent approach to underwriting and approvals of credits. Within the Board approved Loan Policy, procedures exist that elevate the approval requirements as credits become larger and more complex. All loans are individually underwritten, risk-rated, approved, and monitored.
Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in each portfolio segment. For the consumer portfolio segment, the risk management process focuses on managing customers who become delinquent in their payments. For the commercial and real estate portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios. To ensure problem credits are identified on a timely basis, several specific portfolio reviews occur each year to assess the larger adversely rated credits for proper risk rating and accrual status.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)

Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by the Chief Credit Officer and reported to the Board of Directors.

A description of the general characteristics of the risk categories used by the Company is as follows:
•Pass - A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.
•Special Mention - A loan that has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.
•Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)

The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of June 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of June 30, 2021
Real estate mortgages:
Construction and development	$114,017	$2,316	$4,782	$—	$121,115
Residential	124,811	2,301	994	67	128,173
Commercial	605,511	19,777	7,047	—	632,335
Commercial and industrial	203,199	7,508	211	246	211,164
Consumer and other	7,477	1,400	13	—	8,890
Total:	$1,055,015	$33,302	$13,047	$313	$1,101,677

As of December 31, 2020
Real estate mortgages:
Construction and development	$95,214	$6,113	$1,232	$—	$102,559
Residential	144,256	6,245	1,627	84	152,212
Commercial	471,555	36,754	6,614	—	514,923
Commercial and industrial	240,646	13,138	611	—	254,395
Consumer and other	8,186	1,435	23	—	9,644
Total:	$959,857	$63,685	$10,107	$84	$1,033,733

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of June 30, 2021 and December 31, 2020:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of June 30, 2021
Real estate mortgages:
Construction and development	$117,809	$3,222	$—	$—	$3,222	$84	$121,115
Residential	127,788	112	23	—	135	250	128,173
Commercial	630,924	64	—	—	64	1,347	632,335
Commercial and industrial	210,605	97	2	144	243	316	211,164
Consumer and other	8,867	10	—	—	10	13	8,890
Total:	$1,095,993	$3,505	$25	$144	$3,674	$2,010	$1,101,677

As of December 31, 2020
Real estate mortgages:
Construction and development	$101,375	$117	$90	$—	$207	$977	$102,559
Residential	150,837	382	94	42	518	857	152,212
Commercial	512,208	1,196	—	41	1,237	1,478	514,923
Commercial and industrial	252,473	626	1,212	—	1,838	84	254,395
Consumer and other	9,581	18	15	8	41	22	9,644
Total:	$1,026,474	$2,339	$1,411	$91	$3,841	$3,418	$1,033,733

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of June 30, 2021 and June 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision for loan losses	1,901	(340)	(61)	1,500
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	5	13	8	26
Ending balance at June 30, 2021	$9,919	$3,282	$138	$13,339

Ending balance - individually evaluated for impairment	$294	$323	$10	$627
Ending balance - collectively evaluated for impairment	9,539	2,959	128	12,626
Ending balance - loans acquired with deteriorated credit quality	86	—	—	86
Total ending balance at June 30, 2021	$9,919	$3,282	$138	$13,339

Loans:
Ending balance - individually evaluated for impairment	$15,133	$496	$38	$15,667
Ending balance - collectively evaluated for impairment	865,157	210,668	8,852	1,084,677
Ending balance - loans acquired with deteriorated credit quality	1,333	—	—	1,333
Total ending balance at June 30, 2021	$881,623	$211,164	$8,890	$1,101,677

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2019	$7,254	$1,885	$126	$9,265
Provision for loan losses	(861)	2,107	(146)	1,100
Loans charged off	(47)	—	(11)	(58)
Recoveries of loans previously charged off	2	112	81	195
Ending balance at June 30, 2020	$6,348	$4,104	$50	$10,502

Ending balance - individually evaluated for impairment	$521	$371	$—	$892
Ending balance - collectively evaluated for impairment	5,826	3,733	50	9,609
Ending balance - loans acquired with deteriorated credit quality	1	—	—	1
Total ending balance at June 30, 2020	$6,348	$4,104	$50	$10,502

Loans:
Ending balance - individually evaluated for impairment	$22,055	$633	$51	$22,739
Ending balance - collectively evaluated for impairment	715,615	238,131	10,365	964,111
Ending balance - loans acquired with deteriorated credit quality	1,456	—	—	1,456
Total ending balance at June 30, 2020	$739,126	$238,764	$10,416	$988,306

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of June 30, 2021 and December 31, 2020.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
June 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,842	$4,842	$—	$4,846
Residential	1,158	1,158	—	1,681
Commercial	9,151	9,151	—	9,185
Commercial and industrial	180	180	—	188
Consumer and other	20	20	—	21
Total with no related allowance recorded	15,351	15,351	—	15,921

With an allowance recorded:
Real estate mortgages:
Construction and development	247	247	75	248
Residential	488	558	134	490
Commercial	580	580	171	582
Commercial and industrial	316	316	323	323
Consumer and other	18	18	10	19
Total with an allowance recorded	1,649	1,719	713	1,662
Total impaired loans:	$17,000	$17,070	$713	$17,583
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
December 31, 2020
With no related allowance recorded:
Real estate mortgages:
Construction and development	$977	$977	$—	$970
Residential	1,537	1,537	—	1,669
Commercial	5,117	5,117	—	5,425
Commercial and industrial	65	65	—	91
Consumer and other	22	22	—	24
Total with no related allowance recorded	7,718	7,718	—	8,179

With an allowance recorded:
Real estate mortgages:
Construction and development	644	644	106	668
Residential	1,557	1,628	628	1,636
Commercial	3,373	3,373	847	3,526
Commercial and industrial	791	791	478	886
Consumer and other	15	15	7	15
Total with an allowance recorded	6,380	6,451	2,066	6,731
Total impaired loans:	$14,098	$14,169	$2,066	$14,910

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the six months ended June 30, 2021 and 2020.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,842	$4,846	$112
Residential	1,158	1,681	57
Commercial	9,151	9,185	272
Commercial and industrial	180	188	6
Consumer and other	20	21	1
Total with no related allowance recorded	15,351	15,921	448

With an allowance recorded:
Real estate mortgages:
Construction and development	247	248	8
Residential	488	490	12
Commercial	580	582	17
Commercial and industrial	316	323	11
Consumer and other	18	19	1
Total with an allowance recorded	1,649	1,662	49
Total impaired loans:	$17,000	$17,583	$497
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2020
With no related allowance recorded:
Real estate mortgages:
Construction and development	$2,683	$1,816	$30
Residential	2,509	2,144	59
Commercial	15,656	15,031	122
Commercial and industrial	262	338	16
Consumer and other	51	52	—
Total with no related allowance recorded	21,161	19,381	227

With an allowance recorded:
Real estate mortgages:
Construction and development	133	134	3
Residential	102	102	—
Commercial	2,428	2,440	63
Commercial and industrial	371	375	3
Consumer and other	—	—	—
Total with an allowance recorded	3,034	3,051	69
Total impaired loans:	$24,195	$22,432	$296

NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	June 30, 2021	December 31, 2020
Noninterest-bearing transaction	$369,479	$290,867
Interest-bearing transaction	589,854	475,757
Savings	49,464	42,731
Time deposits, $250,000 and under	273,470	293,707
Time deposits, over $250,000	30,343	36,599
	$1,312,610	$1,139,661

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $34,110 at June 30, 2021 and $34,151 at December 31, 2020. The scheduled maturities of time deposits at June 30, 2021 are as follows:

July 1, 2021 – June 30, 2022	$243,399
July 1, 2022 – June 30, 2023	33,135
July 1, 2023 – June 30, 2024	20,736
July 1, 2024 – June 30, 2025	3,020
Thereafter	3,523
$303,813
At June 30, 2021 and December 31, 2020, overdrawn transaction accounts reclassified to loans totaled $110 and $166, respectively.
NOTE 6.    SUBORDINATED NOTES
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “Notes”). The Notes will initially bear interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company may, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the Notes totaled $79 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2021 and December 31, 2020, the remaining balance of the debt issuance cost was $0 and $7, respectively. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense. On June 23, 2021, the Company redeemed all of the outstanding Notes.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.
Non-designated Hedges
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the Company has posted cash collateral of $420. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the three months ended June 30, 2021, were $31 and $310, respectively. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the six months ended June 30, 2021, were $28 and $865, respectively.

June 30, 2021				December 31, 2020
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$80,898	Other Assets	$1,527	Interest Rate Products	$49,664	Other Assets	$983
Interest Rate Products	80,898	Other Liabilities	(1,585)	Interest Rate Products	49,664	Other Liabilities	(1,013)
Credit-risk-related Contingent Features
Applicable for OTC derivatives with dealers
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company has agreements with certain of its derivative counterparties that contain a provision where if the company fails to maintain its status as a well / adequate capitalized institution, then the Company could be required to post additional collateral.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Credit-risk-related Contingent Features (Continued)
As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,569. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $1,569, less the required collateral of $420.
NOTE 8.    COMMITMENTS AND CONTINGENCIES
Loan Commitments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	June 30, 2021	December 31, 2020
Commitments to extend credit	$252,025	$181,925
Standby letters of credit	3,564	2,814
	$255,589	$184,739
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary.
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2021 and June 30, 2020.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8.    COMMITMENTS AND CONTINGENCIES (Continued)
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.
NOTE 9.     CONCENTRATIONS OF CREDIT
The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Alabama and Georgia. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.
Eighty percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $30,407 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $15,204.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of June 30, 2021, the Company had 7,716,428 shares of common stock issued and outstanding.
As of December 31, 2020, the Company had 7,678,195 shares of common stock issued and outstanding, of which 805,715 shares were non-voting.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2021, approximately $13,370 of retained earnings was available for dividend declaration without regulatory approval.
The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of June 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
As of June 30, 2021, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2021

Tier 1 capital (to average assets)
Company	$127,726	8.68%	$58,881	4.00%	$—	—
Bank	$139,797	9.50%	$58,881	4.00%	$73,602	5.00%

CET 1 capital (to risk-weighted assets)
Company	$127,726	9.99%	$89,460	7.00%	$—	—
Bank	$139,797	10.94%	$89,460	7.00%	$83,070	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$127,726	9.99%	$108,630	8.50%	$—	—
Bank	$139,797	10.94%	$108,630	8.50%	$102,240	8.00%

Total capital (to risk-weighted assets
Company	$141,065	11.04%	$134,191	10.50%	$—	—
Bank	$153,136	11.98%	$134,191	10.50%	$127,801	10.00%
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets
Company	$135,196	12.09%	$117,835	10.50%	$—	—
Bank	$142,711	12.77%	$117,835	10.50%	$117,795	10.00%
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value Hierarchy
In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents: The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and federal funds sold make up cash and cash equivalents. The carrying amount of these short-term instruments approximate fair value.
Securities: Where quoted prices are available in an active market, management classifies the securities within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and exchange-traded equities.
If quoted market prices are not available, management estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include GSE obligations, and state and municipal securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, those securities would be classified in level 3.
Other Equity Securities: The carrying amounts approximates fair value.
Restricted Equity Securities: The carrying amount of restricted equity securities with no readily determinable fair value approximates fair value based on the redemption provisions of the issuers which is cost.
Loans Held for Sale: The carrying amounts of loans held for sale approximates fair value.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value Hierarchy (Continued)
Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair values of fixed rate loans is estimated based on discounted contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.
Bank Owned Life Insurance: The carrying amount of bank owned life insurance approximates fair value.
Annuities: The carrying amounts of annuities approximate their fair values.
Deposits: The fair values disclosed for transaction deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.
Other Borrowings: The fair value of fixed-rate other borrowings is based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities. The fair values of the Company’s variable-rate other borrowings approximate their carrying values.
Subordinated Notes: The carrying amounts of the subordinated notes approximate fair value.
Accrued Interest: The carrying amounts of accrued interest approximate fair value.
Trading Assets and Liabilities: The Company has derivative instruments in the form of interest rate swap agreements accounted for as trading assets and liabilities and carried at fair value. The fair value of these instruments is based on information obtained from a third party financial institution. The Company reflects these instruments within level 2 of the valuation hierarchy.
Off-Balance Sheet Credit-Related Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 is as follows:
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
U.S. Treasury securities	$7,894	$—	$7,894	$—
U.S. Government sponsored Enterprises (GSEs)	10,224	—	10,224	—
State and municipal securities	47,874	—	47,874	—
Corporate debt securities	9,619	—	9,619	—
Asset based securities	9,979	—	9,979	—
Mortgage-backed GSE residential/multifamily	20,027	—	20,027	—
Other equity securities	8,985	8,985	—	—
Interest Rate Products - asset	1,527	—	1,527	—
Interest Rate Products - liabilities	(1,585)	—	(1,585)	—

December 31, 2020:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government sponsored Enterprises (GSEs)	9,366	—	9,366	—
State and municipal securities	67,941	—	67,941	—
Corporate debt securities	8,469	—	8,469	—
Asset based securities	9,111	—	9,111	—
Mortgage-backed GSE residential/multifamily	19,114	—	19,114	—
Other equity securities	5,017	5,017	—	—
Interest Rate Products - asset	983	—	983	—
Interest Rate Products - liabilities	(1,013)	—	(1,013)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Impaired loans	$1,910	$—	$—	$1,910
Foreclosed assets	10,146	—	—	10,146
Totals	$12,056	$—	$—	12,056
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Nonrecurring Basis (Continued)

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Impaired loans	$4,392	$—	$—	$4,392
Foreclosed assets	10,224	—	—	10,224
Totals	$14,616	$—	$—	14,616
Impaired Loans
Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent.
The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company generally determines the value of real estate collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for estimated costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $17,000 and $14,098 with a specific valuation allowance of $713 and $2,066 at June 30, 2021 and December 31, 2020, respectively. Of the $17,000 and $14,098 impaired loan portfolio, $2,623 and $6,458 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at June 30, 2021 and December 31, 2020, respectively. The remaining $14,376 and $7,640 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at June 30, 2021 and December 31, 2020, respectively. Charge offs and changes in specific valuation allowances at June 30, 2021 and December 31, 2020 on impaired loans carried at fair value resulted in additional provision for loan losses of $103 and $1,828, respectively.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Foreclosed Assets
Foreclosed assets, consisting of properties/assets obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair values are generally based on third party appraisals of the property/assets and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$1,910	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$10,146	Appraisal	Appraisal discounts (%)	10-15%
For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$4,392	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$10,224	Appraisal	Appraisal discounts (%)	10-15%
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$188,143	$188,143	$—	$—
Securities available for sale	105,617	—	105,617	—
Other equity securities	8,985	8,985	—	—
Loans held for sale	2,767	—	2,767	—
Trading assets	1,527	—	1,527	—
Loans, net	1,084,220	—	1,091,747	1,910
Bank owned life insurance	22,710	—	22,710	—
Annuities	12,941	—	12,941	—
Foreclosed assets	10,146	—	—	10,146
Accrued interest receivable	3,725	—	3,725	—
Restricted equity securities	2,788	—	—	2,788

Financial liabilities:
Deposits	$1,312,610	$—	$1,283,847	$—
Trading liabilities	1,585	—	1,585	—
FHLB advances	31,900	—	31,933	—
Other borrowings	12,490	—	12,490	—
Subordinated notes	—	—	—	—
Accrued interest payable	175	—	175	—
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments (Continued)

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,907	$84,907	$—	$—
Securities available for sale	114,001	—	114,001	—
Other equity securities	5,017	5,017	—	—
Loans held for sale	5,696	—	5,696	—
Trading assets	983	—	983	—
Loans, net	1,018,256	—	1,030,104	4,392
Bank owned life insurance	22,458	—	22,458	—
Annuities	12,903	—	12,903	—
Foreclosed assets	10,224	—	—	10,224
Accrued interest receivable	4,243	—	4,243	—
Restricted equity securities	3,224	—	—	3,224

Financial liabilities:
Deposits	$1,139,661	$—	$1,140,979	$—
Trading liabilities	1,013	—	1,013	—
FHLB advances	30,900	—	30,962	—
Other borrowings	7,975	—	7,975	—
Subordinated notes	4,493	—	4,493	—
Accrued interest payable	278	—	278	—
NOTE 13.    SUBSEQUENT EVENTS
On August 12, 2021, the Company sold 996,429 new shares of the Company’s common stock at a public offering price of $19.00 per share in the Company’s initial public offering (the “IPO”), and on August 19, 2021, the Company sold an additional 300,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering.

{N4407029.2}

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2020 and December 31, 2019, included in our Final Prospectus. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly-owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from 15 offices in Alabama and Georgia. The Bank is a full service community banking institution, which offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
Our management’s discussion and analysis of financial condition and results of operations is intended to provide the reader with information that will assist in the understanding of our business, results of operations, financial condition and financial statements; changes in certain key items in our financial statements from period to period; and the primary factors that we use to evaluate our business.

Recent Developments
On August 12, 2021, we sold 996,429 new shares of our common stock at a public offering price of $19.00 per share in our initial public offering (the “IPO”), and on August 19, 2021, we sold an additional 300,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. The initial public offering resulted in approximately $21.1 million in net proceeds to us, after deducting underwriting discounts and commissions, and offering expenses.
Update Regarding COVID-19 and Current Developments
During the pandemic, we took the appropriate steps to protect both customers and employees while continuing to provide full service banking. This included closing branches to walk-in business when appropriate and utilizing all drive through facilities and allowing for appointment-based banking. We increased cash levels in ATMs and communicated with customers regarding remote options for banking services. New technology was implemented to allow employees to work from home in addition to allowing for external parties such as auditors and examiners to continue to conduct necessary reviews and examinations.
We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. As of December 31, 2020, there were eight loans on deferral for a total of $8.0 million, or 0.78% of total loans. We know of no significant customer issues resulting from the pandemic. There is currently one loan remaining on deferral totaling $3.1 million, or 0.29% of total loans, and such deferral ends in October 2021.
We participated in the second round of PPP loans which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million were made to 193 existing customers. We continue to actively monitor and consider COVID implications in our operations, lending, and customer needs.

{N4407029.2}

Overview of Second Quarter 2021 Results

Net income was $3.9 million in the quarter ended June 30, 2021, compared to $2.9 million in the quarter ended June 30, 2020. Significant measures in the second quarter included:

•Annualized return on average assets (“ROAA”) was 1.05% for the three months ended June 30, 2021, compared to 0.93% for the three months ended June 30, 2020.

•Annualized return on average equity (“ROAE”) was 10.6% for the three months ended June 30, 2021, compared to 8.9% for the three months ended June 30, 2020.

•Earnings per common share was $0.51 for the three months ended June 30, 2021, compared to $0.38 for the three months ended June 30, 2020.

•Net interest margin of 3.8%, compared to 3.3% for the second quarter of 2020.

•Net interest income increased $3.3 million for the quarter ended June 30, 2021, representing a 34.9% increase over the quarter ended June 30, 2020.

•Gross loans, net of unearned income, were $1.1 billion as of June 30, 2021, a $14.3 million, or 1.3%, increase compared to March 31, 2021. Not considering the impact of PPP loans, the quarterly growth was 3.6%, or an annualized rate of 14.6%.

•Deposits increased $52.6 million, a 4.2% increase, to $1.3 billion as of June 30, 2021 from March 31, 2021.

Primary Factors Used to Evaluate Our Business

The most significant factors we use to evaluate our business and results of operation are net income, return on average assets and return on average equity. We also use net interest income, noninterest income and noninterest expense.

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, subordinated notes and our line of credit.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest- bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest- bearing liabilities, are usually the largest drivers of periodic changes.

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) swap fees; (iii) SBA fees; (iv) mortgage banking income; (v) bank card services and interchange fees; (vi) benefits from changes in cash surrender value of BOLI; and (vii) other miscellaneous fees and income.

Our income from service charges on deposit accounts, which includes nonsufficient funds fees, is impacted by several factors, including number of accounts, products utilized and account holder cash management behaviors. These are further impacted by deposit products utilized by customers, marketing of new products and other factors. The income recognized on SBA and USDA loans, mortgage banking and interest rate swaps are impacted by prevailing market conditions and volumes of loans originated.

{N4407029.2}

Noninterest Expense

Noninterest expense primarily consists of: (i) salaries and employee benefits; (ii) equipment and occupancy expenses; (iii) professional and other service fees; (iv) data processing and telecommunication expenses; (v) FDIC deposit insurance and regulatory assessments; and (vi) other operating expenses.

Primary Factors Used to Evaluate Our Financial Condition

The most significant factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.

Asset Quality

We monitor the quality of our assets based upon factors including level and severity of deterioration in borrower cash flows and asset quality. Problem assets are assessed and reported as delinquent, classified, nonperforming, nonaccrual or troubled debt restructurings. We also monitor credit concentrations. We manage the allowance for loan losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.

Capital

We monitor capital using regulatory capital ratios. Factors used other than regulatory rules include overall financial condition, including the trend and volume of problem assets, reserves, risks, level and quality of earnings, and anticipated growth, including acquisitions.

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits, Qwickrate certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. We manage liquidity based on factors that include the amount of core deposits to total deposits, level of non-customer deposits, short-term funding needs and sources, and the availability of unused funding sources.
Results of Operations for the Three Months Ended June 30, 2021 and 2020
We had net income of $3.9 million for the three months ended June 30, 2021, compared to net income of $2.9 million for the three months ended June 30, 2020, an increase of $983,000, or 33.6%. The increased net income was substantially the result of overall asset growth. This increase was offset slightly by increased salaries and benefits expense on additional employees in both production and support.
The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and average costs of our liabilities for the periods indicated. Yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.
{N4407029.2}

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,091,139	$13,484	4.96%	$954,431	$11,482	4.84%
Taxable securities	67,785	332	1.96%	55,148	323	2.36%
Nontaxable securities	44,991	255	2.28%	25,874	179	2.78%
Other interest-earnings assets	176,542	124	0.28%	126,778	67	0.21%
Total interest-earning assets	$1,380,457	$14,195	4.12%	$1,162,231	$12,051	4.17%
Allowance for loan losses	(12,869)			(10,324)
Noninterest-earning assets	123,784			107,192
Total Assets	$1,491,372			$1,259,099

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	97,202	24	0.10%	81,791	43	0.21%
Savings and money market accounts	501,155	713	0.57%	366,915	726	0.80%
Time deposits	317,522	394	0.50%	372,148	1,494	1.62%
FHLB advances	31,900	35	0.44%	28,345	57	0.81%
Other borrowings	12,535	136	4.36%	12,479	171	5.52%
Total interest-bearing liabilities	$960,314	$1,302	0.54%	$861,678	$2,491	1.16%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$374,166			$259,405
Other liabilities	9,409			6,769
Total noninterest-bearing liabilities	$383,575			$266,174
Stockholders’ Equity	147,483			131,247
Total Liabilities and Stockholders’ Equity	$1,491,372			$1,259,099

Net interest income		$12,893			$9,560
Net interest spread(2)			3.58%			3.01%
Net interest margin(3)			3.75%			3.31%
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.

The following tables set forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

	Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$1,811	$191	$2,002
Taxable securities	69	(60)	9
Nontaxable securities	109	(33)	76
Other interest-earning assets	35	22	57
Total increase in interest income	$2,024	$120	$2,144

Interest-bearing liabilities:
Interest-bearing transaction accounts	4	(23)	(19)
Savings and money market accounts	165	(178)	(13)
Time deposits	(68)	(1,032)	(1,100)
FHLB advances	4	(26)	(22)
Other borrowings	1	(36)	(35)
Total increase in interest expense	$106	$(1,295)	$(1,189)
Increase in net interest income	$1,918	$1,415	$3,333
Net interest income for the three months ended June 30, 2021 was $12.9 million compared to $9.6 million for the three months ended June 30, 2020, an increase of $3.3 million, or 34.9%. The increase in net interest income was comprised of a $2.1 million, or 17.8%, increase in interest income, plus a $1.2 million, or 47.7%, decrease in interest expense. The growth in interest income was primarily attributable to a $136.7 million, or 14.3%, increase in average gross loans outstanding as of June 30, 2021, compared to June 30, 2020, and by a 0.12% increase in the yield on gross total loans. The increase in average gross loans outstanding was primarily due to organic growth. The $1.2 million decrease in interest expense for the quarter ended June 30, 2021 was substantially related to a 0.62% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $98.6 million, or 11.4%, in average interest-bearing liabilities as of June 30, 2021 compared to June 30, 2020. The increase in average interest-bearing liabilities from June 30, 2020 to June 30, 2021 was due to organic growth. For the three months ended June 30, 2021, net interest margin and net interest spread were 3.75% and 3.58%, respectively, compared to 3.31% and 3.01%, respectively, for the same period in 2020, which reflects the increases in interest income discussed above relative to the greater decreases in interest expense.
Provision for Loan Losses
Credit risk is inherent in the business of making loans. We establish an allowance for loan losses through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for loan losses and increasing or reducing our provision expense accordingly, or reducing the amount of our allowance, as appropriate. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.
The provision for loan losses for the three months ended June 30, 2021 was $750,000 compared to $300,000 for the three months ended June 30, 2020. In June 2021, the provision was recorded primarily based on growth, and in June 2020, it was based on increased environmental factors related to the pandemic. In the three months ended June 30, 2021, there were net charge offs of $17,000. In the three months ended June 30, 2020, there were net recoveries of $4,000.

The allowance for loan losses as a percentage of gross loans was 1.21% and 1.06% at June 30, 2021 and 2020, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.25% and 1.15% at June 30, 2021 and 2020, respectively.
Noninterest Income
While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include SBA and USDA fees, which primarily includes gains on the sales and servicing of SBA and USDA loans; service charges on deposit accounts which includes overdraft program fees; and mortgage origination and sales fees. In May 2020, the Bank launched a program offering loans with interest rate swaps, which generated a new source of revenue. The interest swap program is hedged with back-to-back interest rate swaps.
Noninterest income for the three months ended June 30, 2021 was $2.0 million compared to $2.1 million for the three months ended June 30, 2020, a decrease of $21,000, or 1.0%. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$337	$282	$55
Swap fees	279	644	(365)
SBA and USDA fees	439	107	332
Bank card services and interchange fees	413	274	139
Mortgage origination fees	396	523	(127)
Net gain on sale of securities	27	4	23
Other operating income(1)	154	232	(78)
Total noninterest income	$2,045	$2,066	$(21)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $55,000, or 19.5%, to $337,000 for the three months ended June 30, 2021 from $282,000 for the three months ended June 30, 2020. The increase is primarily attributed to an increase in insufficient funds fees resulting from customers receiving economic stimulus from the CARES Act during the second quarter of 2020, which reduced insufficient funds charges in 2020.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $365,000, or 56.7%, to $279,000 for the three months ended June 30, 2021 from $644,000 for the three months ended June 30, 2020. The decrease was the result of a reduction in transaction volume during the second quarter of 2021.
SBA and USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $332,000, or 310.3%, to $439,000 for the three months ended June 30, 2021, from $107,000 for the three months ended June 30, 2020. The Bank realized a gain of $366,000 on the sale of an SBA loan during the second quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $139,000, or 50.7%, to $413,000 for the three months ended June 30, 2021, from $274,000 for the three months ended June 30, 2020. The increase was primarily the result of greater transactional volume and a change in provider that generated additional interchange fees during the second quarter of 2021.

Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $127,000, or 24.3%, to $396,000 for the three months ended June 30, 2021 from $523,000 for the three months ended March 31, 2020. This decrease is the result of decreased volumes in the secondary market.
Securities gains, net, increased $23,000 to a net gain of $27,000 for the three months ended June 30, 2021, from a net gain of $4,000 for the three months ended June 30, 2020. The increase in the first quarter of 2021 is primarily the result of an investment call on a bond.
Other income and fees decreased $78,000, or 33.6%, to $154,000 for the three months ended June 30, 2021 from $232,000 for the three months ended June 30, 2020. This decrease was primarily due to the end of a lease-back period for a new branch and operating facility in Birmingham, Alabama.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2021 was $9.1 million compared to $7.8 million for the three months ended June 30, 2020, an increase of $1.3 million, or 17.3%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, professional fees, and other expense. This was offset by a reduction in other real estate expense during the three months ended June 30, 2021. The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$5,530	$4,684	$846
Equipment and occupancy expenses	909	908	1
Professional services	647	356	291
Data processing fees	527	433	94
Other real estate (income) expenses	(112)	159	(271)
Other operating expenses(1)	1,605	1,222	383
Total noninterest expense	$9,106	$7,762	$1,344
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $846,000, or 18.1%, from $4.7 million for the quarter ended June 30, 2020 to $5.5 million for the quarter ended June 30, 2021. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel in the fourth quarter of 2020. The number of full time equivalent (“FTE”) employees was 197 at June 30, 2021, compared to 179 at June 30, 2020.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended June 30, 2021 was $909,000 compared to $908,000 for the three months ended June 30, 2020, an increase of $1,000, or 0.11%. The increase was primarily attributable to a slight overall increase in maintenance expenses.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $291,000, or 81.7%, to $647,000 for the three months ended June 30, 2021 compared to $356,000 for the three months ended June 30, 2020. This increase was primarily the result of PPP administration expense of $116,000 that was not incurred in the three months ended June 30, 2020, a $109,000 increase in SBA loan servicing fees during the second quarter of 2021, and an additional $111,000 in legal expenses primarily related to OREO properties during the second quarter of 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $94,000, or 21.7%, to $527,000 for the three months ended June 30, 2021 compared to $433,000 for the three months ended June 30, 2020. The increase was primarily the result of general increases, and new services including a new lending platform that rolled out during the second quarter of 2021.
Other real estate (income) expenses decreased $271,000, or 170.4%, to a net income of $112,000 for the three months ended June 30, 2021, from a net expense of $159,000 for the three months ended June 30, 2020. This decrease is substantially the result of write-downs and holding expenses incurred on foreclosed equipment during the three months ended June 30, 2020 and net OREO rental income during the three months ended June 30, 2021.
Other expenses include items such as FDIC insurance, telephone, advertising, debit card expenses, courier fees, travel and entertainment, and insurance. Other expenses increased $383,000, or 31.3%, to $1.6 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020. The increase was substantially due to additional charitable donations, an increase in FDIC insurance expense based on the growth of assets, and to lesser extent, increased advertising/public relations and travel/entertainment, which were unusually low in 2020 due to the COVID-19 pandemic.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
We had net income of $9.6 million for the six months ended June 30, 2021, compared to net income of $5.6 million for the six months ended June 30, 2020, an increase of $4.0 million, or 71.3%. The increased net income was substantially the result of overall asset growth and a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021. This increase was offset slightly by increased salaries and benefits expense on additional employees in both production and support.

The following table shows the average outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and average costs of our liabilities for the periods indicated. Yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,078,915	$26,505	4.95%	$907,400	$23,269	5.16%
Taxable securities	73,040	733	2.02%	53,097	592	2.24%
Nontaxable securities	39,156	462	2.38%	16,676	277	3.34%
Other interest-earnings assets	127,620	172	0.27%	115,115	422	0.74%
Total interest-earning assets	$1,318,731	$27,872	4.26%	$1,092,288	$24,560	4.52%
Allowance for loan losses	(12,506)			(9,878)
Noninterest-earning assets	123,862			105,920
Total Assets	$1,430,087			$1,188,330

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	92,914	42	0.09%	78,987	82	0.21%
Savings and money market accounts	471,145	1,391	0.60%	350,274	1,611	0.92%
Time deposits	321,075	888	0.56%	363,007	3,104	1.72%
FHLB advances	32,569	86	0.53%	16,133	68	0.85%
Other borrowings	12,644	288	4.59%	12,473	353	5.69%
Total interest-bearing liabilities	$930,347	$2,695	0.58%	$820,874	$5,218	1.28%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$345,518			$231,030
Other liabilities	8,973			6,271
Total noninterest-bearing liabilities	$354,491			$237,301
Stockholders’ Equity	145,249			130,155
Total Liabilities and Stockholders’ Equity	$1,430,087			$1,188,330

Net interest income		25,177			$19,342
Net interest spread(2)			3.68%			3.24%
Net interest margin(3)			3.85%			3.56%
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning assets for the same period.
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.

The following tables set forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

	Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$4,287	$(1,051)	$3,236
Taxable securities	198	(57)	141
Nontaxable securities	264	(79)	185
Other interest-earning assets	17	(267)	(250)
Total increase in interest income	$4,766	$(1,454)	$3,312

Interest-bearing liabilities:
Interest-bearing transaction accounts	6	(46)	(40)
Savings and money market accounts	364	(584)	(220)
Time deposits	(116)	(2,100)	(2,216)
FHLB advances	43	(25)	18
Other borrowings	4	(69)	(65)
Total increase in interest expense	$301	$(2,824)	$(2,523)
Increase in net interest income	$4,465	$1,370	$5,835
Net interest income for the six months ended June 30, 2021 was $25.2 million compared to $19.3 million for the six months ended June 30, 2020, an increase of $5.9 million, or 30.2%. The increase in net interest income was comprised of a $3.3 million, or 13.5%, increase in interest income, plus a $2.5 million, or 48.4%, decrease in interest expense. The growth in interest income was primarily attributable to a $171.5 million, or 18.9%, increase in average gross loans outstanding as of June 30, 2021, compared to June 30, 2020, partially offset by a 0.21% decrease in the yield on gross total loans. The increase in average gross loans outstanding was substantially due to organic growth, which also offset a net reduction of $33.9 million in outstanding PPP loans as pay-offs exceeded new PPP loan origination. The $2.5 million decrease in interest expense for the quarter ended June 30, 2021 was primarily related to a 0.70% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $109.4 million, or 13.3%, in average interest-bearing liabilities as of June 30, 2021 compared to June 30, 2020. The increase in average interest bearing liabilities from June 30, 2020 to June 30, 2021 was due to organic growth. For the six months ended June 30, 2021, net interest margin and net interest spread were 3.85% and 3.68%, respectively, compared to 3.56% and 3.24%, respectively, for the same period in 2020, which reflects the increases in interest income discussed above relative to the greater decreases in interest expense.
Provision for Loan Losses
The provision for loan losses for the six months ended June 30, 2021 was $1.5 million compared to $1.1 million for the six months ended June 30, 2020. In June 2021, the provision was recorded primarily based on growth, and in June 2020, it was based on increased environmental factors related to the pandemic. In the six months ended June 30, 2021, there were net charge offs of $20,000. In the six months ended June 30, 2020, there were net recoveries of $138,000.
The allowance for loan losses as a percentage of gross loans was 1.21% and 1.06% at June 30, 2021 and 2020, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.25% and 1.15% at June 30, 2021 and 2020, respectively.

Noninterest Income
Noninterest income for the six months ended June 30, 2021 was $6.5 million compared to $4.5 million for the six months ended June 30, 2020, an increase of $2.0 million, or 46.4%. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$698	$733	$(35)
Swap fees	836	644	192
SBA and USDA fees	3,304	585	2,719
Bank card services and interchange fees	775	521	254
Mortgage origination fees	802	811	(9)
Net (loss) gain on sale of securities	(206)	742	(948)
Other operating income(1)	333	432	(99)
Total noninterest income	$6,542	$4,468	$2,074
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $35,000, or 4.8%, to $698,000 for the six months ended June 30, 2021 from $733,000 for the six months ended June 30, 2020. The decrease is primarily attributed to a reduction in insufficient funds fees resulting from customers receiving economic stimulus from the CARES Act during both the first and second quarters of 2021.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. This program was launched in May of 2020. These fees increased $192,000, or 29.8%, to $836,000 for the six months ended June 30, 2021 from $644,000 for the six months ended June 30, 2020.
SBA and USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $2.7 million, or 464.8%, to $3.3 million for the six months ended June 30, 2021, from $585,000 for the six months ended June 30, 2020. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $254,000, or 48.8%, to $775,000 for the six months ended June 30, 2021, from $521,000 for the six months ended June 30, 2020. The increase was primarily the result of greater transactional volume and a change in provider that generated additional interchange fees during the first and second quarters of 2021.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $9,000, or 1.1%, to $802,000 for the six months ended June 30, 2021 from $811,000 for the six months ended June 30, 2020. This slight decrease is the result of decreased volumes in the secondary market.
Securities (losses) gains, net decreased $948,000 to a net loss of $206,000 for the six months ended June 30, 2021, from a net gain of $742,000 for the six months ended June 30, 2020. The loss in the six months ended 2021 is the result of repositioning a portion of the securities portfolio into tax-exempt municipals during the first quarter of 2021.
Other income and fees decreased $99,000, or 22.9%, to $333,000 for the six months ended June 30, 2021 from $432,000 for the six months ended June 30, 2020. This decrease was primarily due to the end of a lease-back period for a new branch and operating facility in Birmingham, Alabama.

Noninterest Expense
Noninterest expense for the six months ended June 30, 2021 was $17.6 million compared to $15.6 million for the six months ended June 30, 2020, an increase of $2.0 million, or 12.7%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, professional fees, and other expense. This was offset by a reduction in other real estate expense during the six months ended June 30, 2021. The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$10,587	$9,172	$1,415
Equipment and occupancy expenses	1,789	1,811	(22)
Professional services	1,272	725	547
Data processing fees	1,042	871	171
Other real estate (income) expenses	(202)	557	(759)
Other operating expenses(1)	3,150	2,512	638
Total noninterest expense	$17,638	$15,648	$1,990
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.4 million, or 15.4%, from $9.2 million for the six months ended June 30, 2020 to $10.6 million for the six months ended June 30 2021. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel in the fourth quarter of 2020 and early 2021. The number of full time equivalent (“FTE”) employees was 197 at June 30, 2021, compared to 179 at June 30, 2020.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the six months ended June 30, 2021 was $1.8 million compared to $1.8 million for the six months ended June 30, 2020, a decrease of $22,000, or 1.2%. The decrease was primarily attributable to a slight overall decrease in maintenance expenses.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $547,000, or 75.4%, to $1.3 million for the six months ended June 30, 2021 compared to $725,000 for the six months ended June 30, 2020. This increase was primarily the result of PPP administration expense of $298,000 that was not incurred in the six months ended June 30, 2020, a $70,000 increase in SBA servicing expense, and an additional $100,000 in legal expenses primarily related to OREO properties during the second quarter of 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $171,000, or 19.6%, to $1.0 million for the six months ended June 30, 2021 compared $871,000 for the six months ended June 30, 2020. The increase was primarily the result of general increases, and new services including a new lending platform that rolled out during the second quarter of 2021.
Other real estate (income) expenses decreased $759,000, or 136.3%, to a net income of $202,000 for the six months ended June 30, 2021, from a net expense of $557,000 for the six months ended June 30, 2020. This decrease is substantially the result of write-downs and holding expenses incurred on foreclosed equipment during the six months ended June 30, 2020 and net OREO rental income during the six months ended June 30, 2021.

Other expenses include items such as FDIC insurance, telephone, advertising, debit card expenses, courier fees, travel and entertainment, and insurance. Other expenses increased $638,000, or 25.4%, to $3.1 million for the six months ended June 30, 2021, compared to $2.5 million for the six months ended June 30, 2020. The increase was substantially due to additional charitable donations, an increase in FDIC insurance expense based on the growth in assets, and to a lesser extent, increased advertising/public relations and travel/entertainment, which were unusually low in 2020 due to the COVID-19 pandemic.
Financial Condition
Total assets grew $181.9 million, or 13.7%, to $1.5 billion at June 30, 2021 from $1.3 billion at December 31, 2020.
Our loans, net of unearned income, increased $67.4 million, or 6.5%, to $1.1 billion at June 30, 2021 from $1.0 billion at December 31, 2020. Not considering the impact of PPP loans, the growth for the six months ended June 30, 2021 was $96.2 million, which represents 10.0% growth, or an annualized rate of 20.0%.
Our securities portfolio increased $11.3 million, or 9.9%, to $125.3 million at June 30, 2021, compared to $114.0 million at December 31, 2020.
Cash and cash equivalents grew $103.2 million, or 121.6%, to $188.1 million at June 30, 2021, from $84.9 million at December 31, 2020.
Deposits grew $172.9 million, or 15.2%, to $1.3 billion at June 30, 2021 compared to $1.1 billion at December 31, 2020. The majority of the growth was in noninterest-bearing deposits and money market accounts.
Total stockholders’ equity increased $8.2 million, or 5.9%, to $148.9 million at June 30, 2021, compared to $140.7 million at December 31, 2020. This growth was primarily due to strong earnings for the year.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decision and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held-for-sale. This segment represents less than 0.003% of total loans based on the latest thirteen-month average.
We have three loan portfolio segments: real estate (“RE”) which is divided into three classes, commercial and industrial (“C&I”), and consumer and other. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and method for monitoring and assessing credit risk. Classes within the RE portfolio segment include construction and development or (“C&D”), residential mortgages, and commercial mortgages.
Our loan clients primarily consist of small to medium sized business, the owners and operators of these businesses, as well as other professionals, entrepreneurs and high net worth individuals. We believe owner-occupied and investment commercial real estate loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals.
The following describes risk characteristics relevant to each of the loan portfolio segments:
Real estate—The Company offers various types of real estate loan products, which are divided into the classes described below. All loans within this portfolio segment are particularly sensitive to the valuation of real estate:
•Construction and development, or C&D, loans include extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral.

•Residential mortgages include 1-4 family first mortgage loans, which are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property. These include second liens or open-end residential real estate loans, such as home equity lines. These loans are typically repaid by the same means as 1-4 family first mortgages.
•Commercial mortgages include both owner-occupied commercial real estate loans and other commercial real estate loans, such as commercial loans secured by income producing properties. Owner-occupied commercial real estate loans made to operating businesses are long-term financing of land and buildings and are repaid by cash flows generated from business operations. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties.
Commercial and industrial—This loan portfolio segment includes loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the borrowers’ business operations.
Consumer and other—This loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$121,115	11.0%	$102,559	9.9%
Residential	128,173	11.6%	152,212	14.7%
Commercial	632,335	57.4%	514,923	49.8%
Commercial and industrial	173,400	15.8%	187,839	18.2%
PPP Loans	37,764	3.4%	66,556	6.4%
Consumer and other	8,890	0.8%	9,644	1.0%
Gross Loans	1,101,677	100.0%	1,033,733	100.0%
Deferred loan fees	(4,118)		(3,618)
Allowance for loan losses	(13,339)		(11,859)
Loans, net	$1,084,220		$1,018,256
Gross loans increased $67.9 million, or 6.6%, to $1.1 billion as of June 30, 2021 as compared to $1.0 billion as of December 31, 2020. The net increase in the Company’s gross loans was due to organic growth of $96.7 million and offset by a net decrease of $28.8 million in PPP loans. During the six months ended June 30, 2021, the Company’s participation in the PPP program resulted in new loans of $31.7 million and forgiveness of $60.5 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2020.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
The Company is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 80.0% of our gross loans were secured by real property as of June 30, 2021, compared to 74.5% as of December 31, 2020. The Company believes that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which the Company operates, which consist primarily of wholesale/retail and related businesses.

Commercial real estate loans were 57.4% of total gross loans as of June 30, 2021 and represented 49.8% of total gross loans as of December 31, 2020. C&D loans were 11.0% of total gross loans as of June 30, 2021, relatively unchanged compared to year end 2020 at 9.9%. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 261.2% as of June 30, 2021 and 225.2% as of December 31, 2020. C&D loans represented 79.1% of total risk-based Bank capital as of June 30, 2021 as compared to 71.9% as of December 31, 2020. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of June 30, 2021 and December 31, 2020, were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
The Company has established concentration limits in its loan portfolio for commercial real estate loans by loan types, including collateral and industry, among others. All loan types are within established limits with the exception of the hotels/motels category, which have occasionally exceeded the Company’s limit of 50% of total capital. The Company capped its hospitality loans in January 2020 and multi-family loans in September 2020. This sector’s concentration is actively managed by the Senior Management team, including the Chief Executive Officer, President, Chief Risk/Credit Officer, and Chief Operating Officer.
The Company requires all business purpose loans to be underwritten by a centralized underwriting department located in Birmingham, Alabama. Industry-tested underwriting guidelines are used to assess a borrower’s historical cash flow to determine debt service, and the Company further stress tests the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.
Construction and Development. Loans for residential construction are for single-family properties to developers or investors. These loans are underwritten based on estimates of costs and the completed value of the project. Funds are advanced based on estimated percentage of completion for the project. Performance of these loans is affected by economic conditions as well as the ability to control the costs of the projects. This category also includes commercial construction projects.
Construction and development loans increased $18.6 million, or 18.1%, to $121.1 million as of June 30, 2021 from $102.6 million as of December 31, 2020. The majority of this increase was due to continued loan growth primarily in the Birmingham and Huntsville, Alabama markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 66.1% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $17.1 million, or approximately 13.3% of our residential portfolio as of June 30, 2021. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 19.5% of the portfolio. Other residential loans make up the remaining 1.1% of the portfolio.
Residential multi-family loans decreased $24.0 million, or 15.8%, to $128.1 million as of June 30, 2021 from $152.2 million as of December 31, 2020. The majority of this decrease was due to three substantial loans being paid off in the Auburn/Opelika, Alabama market.
Commercial Real Estate. The Company’s commercial real estate loan portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of commercial real estate investment properties and residential developments. Commercial real estate loans are subject to underwriting standards and processes similar to the Company’s commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the property securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are diversified by type and geographic location. The Company believes the diversity helps reduce the exposure to adverse economic events that may affect any single market or industry.

Commercial real estate loans increased $117.4 million, or 22.8%, to $632.3 million as of June 30, 2021 from $514.9 million as of December 31, 2020. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of June 30, 2021, the Company’s commercial real estate portfolio was comprised of $252.9 million in non-owner occupied commercial real estate loans and $45.1 million in commercial construction loans.
Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, and to ensure appropriate collateral is obtained to secure the loan. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial and industrial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties.
Commercial and industrial loans decreased $14.4 million, or 7.7% to $173.4 million as of June 30, 2021 from $187.8 million as of December 31, 2020. The Company sold a $20.6 million loan to USDA during the first quarter of 2021 that was originated at the end of 2020, resulting in a gain of $2.8 million.
Consumer and Other. The Company utilizes the central underwriting department for all consumer loans over $200,000 in total credit exposure regardless of collateral type. Loans below this threshold are underwritten by the responsible loan officer in accordance with the Company’s consumer loan policy. The loan policy addresses types of consumer loans that may be originated and the requisite collateral, if any, which must be perfected. We believe the relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers minimize risk.
Consumer and other loans (non-real estate loans) decreased $754,000, or 7.8%, to $8.9 million as of June 30, 2021 from $9.6 million as of December 31, 2020.
Loan Participations
In the normal course of business, the Company periodically sells participating interests in loans to other banks and investors. All participations are sold on a proportionate (pro-rata) basis with all cash flows divided proportionately among the participants and no party has the right to pledge or exchange the entire financial asset without the consent of all the participants. Other than standard 90-day prepayment provisions and standard representations and warranties, participating interests are sold without recourse. We also purchase loan participations from time to time.
At June 30 31, 2021 and December 31, 2020 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $71.4 million and $43.6 million, respectively. We sell participations to manage our credit exposures to borrowers. At June 30, 2021 and December 31, 2020, we purchased loan participations totaling $42.7 million and $24.7 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
Allowance for Loan Losses
The allowance for loan losses is funded as losses are estimated through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, the overall portfolio quality, specific problem loans, current economic conditions that may affect the borrower’s ability to pay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.
The allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Other adjustments may be made to the allowance for loan losses for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan is considered impaired when it is probable, based on current information and events, that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls are not generally classified as impaired. Impaired loans are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent, less estimated costs to sell the collateral. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
The Company’s homogeneous loan pools include commercial real estate loans, real estate construction and development loans, residential real estate loans, commercial and industrial loans, and consumer loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality and foreclosure rates; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the experience and ability of lending personnel and management; (7) the effectiveness of the Company’s loan policies, procedures and internal controls; (8) current conditions in the real estate and construction markets; (9) the effect of entrance into new markets or the offering of a new product; and (10) the loan review system and oversight of our board of directors. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio and the total dollar amount of the loans in the pool.
The allowance for loan losses was $13.3 million at June 30, 2021 compared to $11.9 million at December 31, 2020, an increase of $1.5 million, or 12.5%. Additional provisions were recorded based on overall growth in loans.

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	Three Months Ended:		Six Months Ended:
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)
Average loans, net of unearned income	$1,091,139	$954,431	$1,078,915	$907,400
Loans, net of unearned income	$1,097,559	$983,888	$1,097,559	$983,888
Allowance for loan losses at beginning of the period	$12,605	$10,199	$11,859	$9,265
Charge offs:
Construction and development	—	—	—	—
Residential	28	—	44	47
Commercial	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	2	11
Total charge-offs	28	—	46	58
Recoveries:
Construction and development	—	—	—	—
Residential	3	—	5	2
Commercial	—	—	—	—
Commercial and industrial	2	—	13	112
Consumer and other	7	3	8	81
Total recoveries	12	3	26	195
Net charge-offs (recovery)	$16	$(3)	$20	$(137)

Provision for loan losses	$750	$300	$1,500	$1,100
Balance at end of period	$13,339	$10,502	$13,339	$10,502
Ratio of allowance to end of period loans	1.22%	1.07%	1.22%	1.07%
Ratio of net charge-offs (recovery) to average loans	0.00%	0.00%	0.00%	-0.02%
Net charge-offs for the three months ended June 30, 2021 totaled $16,000, an increase of $19,000 compared to net recoveries of $3,000 for the three months ended June 30, 2020. Net charge-offs for the six months ended June 30, 2021 totaled $20,000, an increase of $157,000 compared to net recoveries of $137,000 for the six months ended June 30, 2020.
Nonperforming Loans
Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, the Company measures impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to the Company’s attention as part of its problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding other real estate owned and subsequent write-downs to the value are expensed. Any gains and losses realized at the time of disposal are reflected in income.
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as other real estate owned (“OREO”) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled $10.1 million at June 30, 2021. Of this amount, $10.0 million, or 98.6%, are two commercial properties. One property for $2.9 million, located in Birmingham, Alabama, is under contract for sale with no loss expected. The second property for $7.1 million is located in Oxford, Alabama. There is significant interest in the property and a sale is expected within the next twelve months, pending the expiration of the borrower’s statutory right of redemption.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased approximately $1.4 million from December 31, 2020 to June 30, 2021. The net decrease was primarily the result of three loans that paid off, one loan that was moved back to accruing, and offset by three loans added as non-accruing, and one loan added as 90 days past due and accruing.

Nonperforming Assets

The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	June 30,		December 31,
	2021	2020	2020
	(dollars in thousands)

Nonaccrual loans	$2,010	$13,159	$3,418
Past due loans 90 days or more and still outstanding	144	—	91
Total nonperforming loans	2,154	13,159	3,509
OREO	10,146	3,705	10,224
Repossessed equipment(1)	—	1,250	—
Total nonperforming assets	$12,300	$18,114	$13,733

Troubled debt restructured loans – nonaccrual(2)	695	284	479
Troubled debt restructured loans - accruing	1,096	1,158	1,275
Total troubled debt restructured loans	$1,791	$1,442	$1,754

Allowance for loan losses	$13,339	$10,502	$11,859
Gross loans outstanding at the end of period	$1,101,677	$988,306	$1,033,733
Allowance for loan losses to gross loans	1.21%	1.06%	1.15%
Allowance for loan losses to nonperforming loans	619.27%	79.81%	337.96%
Nonperforming loans to gross loans	0.20%	1.33%	0.34%
Nonperforming assets to gross loans and OREO	1.11%	1.82%	1.32%

Nonaccrual loans by category:
Real Estate:
Construction & Development	$84	$1,389	$977
Residential Mortgages	250	418	857
Commercial Real Estate Mortgages	1,347	11,203	1,478
Commercial & Industrial	316	98	84
Consumer and other	13	51	22
	$2,010	$13,159	$3,418
(1) Repossessed equipment was sold in October 2020.
(2) Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.
Securities Portfolio
The securities portfolio serves the following purposes: (i) it provides liquidity supplement cash flows from the loan and deposit activities of customers; (ii) it can be used as an interest rate risk management tool since it provides a large base of assets and the Company can change the maturity and interest rate characteristics more readily than the loan portfolio to better match changes in the deposit base and other Company funding sources; (iii) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans; and (iv) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender.

The securities portfolio consists of securities classified as available-for-sale and held-to-maturity. All available-for-sale securities are reported at fair value. Securities available-for-sale consist primarily of state and municipal securities, mortgage-backed securities and U.S. government sponsored agency securities. All held-to-maturity securities are recorded at amortized cost. Securities held-to-maturity consist of state and municipal securities. We determine the appropriate classification at the time of purchase.
The following table summarizes the fair value of the securities portfolio as of June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities Available for Sale
U.S. Treasury securities	$7,845	$49	$—	$7,894
U.S. Government Sponsored Enterprises (GSEs)	10,108	193	(77)	10,224
State and municipal securities	45,173	2,718	(17)	47,874
Corporate debt securities	9,250	385	(16)	9,619
Asset based securities	9,843	138	(2)	9,979
Mortgage-backed GSE residential/multifamily	19,772	295	(40)	20,027
Total securities available for sale	$101,991	$3,778	$(152)	$105,617

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,683	417	(75)	20,025
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$19,683	$417	$(75)	$20,025
Total securities	$121,674	$4,195	$(227)	$125,642

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	9,154	246	(34)	9,366
State and municipal securities	64,468	3,531	(58)	67,941
Corporate debt securities	8,286	188	(5)	8,469
Asset based securities	9,035	76	—	9,111
Mortgage-backed GSE residential/multifamily	18,753	394	(33)	19,114
Total securities available for sale	$109,696	$4,435	$(130)	$114,001

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored enterprises (GSEs)	—	—	—	—
State and municipal securities	—	—	—	—
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—
Total securities	$109,696	$4,435	$(130)	$114,001

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2021, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
Bank-Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At June 30, 2021, BOLI totaled $22.7 million compared to $22.5 million at December 31, 2020. The increase represents increases in the cash surrender value net of a slight reduction in the policies’ total value due to an insured’s death.
Deposits
Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. The Bank also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep program. The Company is a member of the Promontory network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. Promontory allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.
Our strong asset growth requires us to place a greater emphasis on both interest and non-interest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.
Total deposits at June 30, 2021 were $1.3 billion, representing an increase of $172.9 million, or 15.2%, compared to $1.1 billion at December 31, 2020. As of June 30, 2021, 28.2% of total deposits were comprised of noninterest-bearing demand accounts, 48.7% of interest-bearing non-maturity accounts and 23.1% of time deposits.
The following table summarizes our deposit balances as of June 31, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total

Noninterest-bearing transaction	369,479	28.2%	290,867	25.5%
Interest-bearing transaction	589,854	44.9%	475,757	41.8%
Savings	49,464	3.8%	42,731	3.7%
Time deposits, $250,000 and under	273,470	20.8%	293,707	25.8%
Time deposits, over $250,000	30,343	2.3%	36,599	3.2%
Total deposits	1,312,610	100.0%	1,139,661	100.0%

The following tables set forth the maturity of time deposits as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, $250,000 and under	$48,652	$167,240	$52,218	$5,360	$273,470
Time deposits, over $250,000	2,299	25,208	1,653	1,183	30,343
Total time deposits	$50,951	$192,448	$53,871	$6,543	$303,813

	December 31, 2020
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, $250,000 and under	$73,834	$158,059	$43,675	$18,139	$293,707
Time deposits, over $250,000	9,023	24,753	604	2,219	36,599
Total time deposits	$82,857	$182,812	$44,279	$20,358	$330,306
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30 2021 and December 31, 2020, we had borrowing capacity from the FHLB of $57.6 million and $65.7 million, respectively. We had $31.9 million in short-term FHLB borrowings as of June 30, 2021 and $30.9 million as of December 31, 2020. We had no long-term FHLB borrowings as of June 30, 2021 and December 31, 2020. All our outstanding FHLB advances have fixed rates of interest.
The following table sets forth our FHLB borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in thousands)

Amount outstanding at end of period	$31,900	$30,900
Weighted average interest rate at end of period	0.43%	0.73%
Maximum month-end balance	$31,900	$32,750
Average balance outstanding during the period	$32,569	$21,448
Weighted average interest rate during the period	0.53%	2.50%

Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of June 30, 2021 and December 31, 2020, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained a $25.0 million line of credit with First Horizon, which was extended in November 2020 and matures in August 2022 (the “Line of Credit”). The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate of 90-day LIBOR plus 2.50% with a LIBOR floor of 0.50%, and requires quarterly interest payments. The Company utilized $8.0 million of the Line of Credit in connection with the purchase of East Alabama and another $4.5 million to redeem subordinated debt of $4.5 million. The balance outstanding as of June 30, 2021 was $12.5 million.
Subordinated Debt Securities. In June 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “Notes”). The Notes bear interest at 6.625% per annum, payable semiannually in arrears on January 1 and July 1 of each year until July 2021. Thereafter interest is payable quarterly in arrears at an annual floating rate equal to three-month LIBOR as determined for the applicable quarter plus 5.412%. The Company repaid the Notes in full on June 23, 2021.
Liquidity and Capital Resources
Liquidity
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.
Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on the Company’s net interest income. Interest rate sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. A model is used to project future net interest income under a set of possible interest rate movements. The Company’s Asset Liability Committee, or ALCO, reviews this information to determine if the projected future net interest income levels would be acceptable. The Company attempts to stay within acceptable net interest income levels.
Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and the fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances and the Line of Credit.
Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.
The Company and the Bank are separate corporate entities. The Company’s liquidity depends primarily upon dividends received from the Bank and capital and debt issued by the Company. The Company relies on its liquidity to pay interest and principal on Company indebtedness, company operating expenses, and dividends to Company shareholders.
Capital Requirements
We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors.

As of June 30, 2021, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2021 and December 31, 2020. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk- based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
We and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” as of the dates reflected in the table below.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2021

Tier 1 capital (to average assets)
Company	$127,726	8.68%	$58,881	4.00%	$—	—
Bank	$139,797	9.50%	$58,881	4.00%	$73,602	5.00%

CET 1 capital (to risk-weighted assets)
Company	$127,726	9.99%	$89,460	7.00%	$—	—
Bank	$139,797	10.94%	$89,460	7.00%	$83,070	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$127,726	9.99%	$108,630	8.50%	$—	—
Bank	$139,797	10.94%	$108,630	8.50%	$102,240	8.00%

Total capital (to risk-weighted assets
Company	$141,065	11.04%	$134,191	10.50%	$—	—
Bank	$153,136	11.98%	$134,191	10.50%	$127,801	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets
Company	$135,196	12.09%	$117,385	10.50%	$—	—
Bank	$142,711	12.77%	$117,385	10.50%	$111,795	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at June 30, 2021.

	Payments Due as of June 30, 2021
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$243,399	$60,228	$186	$303,813
FHLB advances	6,900	25,000	—	31,900
Short-term borrowings	—	12,490	—	12,490
Total contractual obligations	$250,299	$97,718	$186	$348,203
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit to our customers is represented by the contractual or notional amount of those instruments. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. The amount and nature of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the potential borrower.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private short-term borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary.
The following table summarizes commitments we have made as of the dates presented.

	June 30, 2021	December 31, 2020
	(dollars in thousands)

Commitments to extend credit	$252,025	$181,925
Standby letters of credit	3,564	2,814
Total	$255,589	$184,739
Interest Rate Sensitivity and Market Risk
As a financial institution, our primary component of market risk is interest rate volatility. Our interest rate risk policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
We manage our exposure to interest rates by adjusting our balance sheet assets and liabilities in the ordinary course of business. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by ALCO in accordance with policies approved by the Bank’s board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management also employs methodologies to manage interest rate risk, which include an analysis of the relationships between interest-earning assets and interest bearing liabilities and an interest rate risk simulation model and shock analyses.
We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics.
Contractual maturities and re-pricing opportunities of loans are incorporated in the models. The average lives of non-maturity deposit accounts are based on decay assumptions and are incorporated into the models. All of the assumptions used in our analyses are inherently uncertain and, as a result, the models cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the models’ simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
On a quarterly basis, we run a simulation model for a static balance sheet and other scenarios. These models test the impact on net interest income from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that for parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10% for a 100 basis point shift, 15% for a 200 basis point shift, 20% for a 300 basis point shift, and 25% for a 400 basis point shift.
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of June 30, 2021	As of June 30, 2020
Change in Interest Rates (Basis Points)
+400	27.70	8.10
+300	20.81	6.16
+200	13.83	4.06
+100	6.86	1.97
-100	(1.36)	(0.77)
-200	(5.76)	(5.31)
-300	(11.34)	(11.00)
-400	(16.11)	(15.76)

Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time. Increases in interest rates may cause consumers to shift their funds to more interest-bearing instruments and to increase the competition for and costs of deposits. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest-bearing time deposits, our funding costs may increase. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition. Increases in market interest rates may reduce demand for loans, including residential mortgage loan originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates will depend on the rates of changes in our costs of funds and interest earned on our loans and investments and the shape of the yield curve.
Impact of Inflation
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to GAAP and conform to general practices within our industry. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical to understanding our financial statements.
The JOBS Act and our regulators provided us with extended transition period to January 1, 2023 for complying with CECL accounting standards affecting public companies.
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2020, included in our Final Prospectus.
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents. The Company includes all cash on hand, balances due from other banks, and federal funds sold, all of which have original maturities within three months, as cash and cash equivalents.
Securities. Investment securities may be classified into trading, held-to-maturity, or available-for-sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as trading or held-to-maturity are available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings but included in the determination of other comprehensive income. Management uses these assets as part of its asset/liability management strategy. These securities may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value determined to be other-than-temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.
Loans are placed on nonaccrual status when, in management’s opinion, collection of interest is unlikely, which typically occurs when principal or interest payments are more than 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses. We have elected to take advantage of this extended transition period, which means that the financial statements included in the prospectus, as well as financial statements that we file in the future during the transition period, will not be subject to all new or revised accounting standards generally applicable to public companies for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged-off immediately. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, discretionarily adjusted for general economic conditions and other qualitative internal and external risk factors.
The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in economic and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and other business assets.
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on various factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All loans rated substandard or worse and greater than $250,000 are specifically reviewed to determine if they are impaired. Factors considered by management in determining whether a loan is impaired include payment status and the sources, amounts, and probabilities of estimated cash flow available to service debt in relation to amounts due according to contractual terms. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is secured by collateral. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for loan loss.

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans. Loans that are originated for best efforts delivery are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. All other loans held for sale are carried at fair value. Loans sold are typically subject to certain indemnification provisions with the purchaser. Management does not believe these provisions will have any significant consequences.
Recently Issued Accounting Pronouncements
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our consolidated financial statements. Please also refer to the Notes to our consolidated financial statements included in this prospectus for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The ASU is effective for non-public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The ASU should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-02 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, “Leases –Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2022 for the Company). The Company adopted ASU 2018-11 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non-public business entities, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such one-time adjustments is not yet known but is not anticipated to be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Final Prospectus filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Interest Rate Sensitivity and Market Risk.” Additional information as of June 30, 2021, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Interest Rate Sensitivity and Market Risk.”
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of its management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Southern States and Southern States Bank are parties to various legal proceedings in the ordinary course of their respective businesses, including proceedings to collect loans or enforce security interests. In the opinion of management, none of these legal proceedings currently pending will, when resolved, have a material adverse effect on the financial condition or the results of operations of Southern States or Southern States Bank. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risks.
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Risk Factors" in our Final Prospectus filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act. There have been no material changes to the risk factors disclosed in our Final Prospectus.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
On August 12, 2021, we sold 996,429 new shares of our common stock at a public offering price of $19.00 per share in our IPO, and on August 19, 2021, we sold an additional 300,000 at the public offering price pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. In addition, selling stockholders sold 1,003,571 shares of common stock. The offering resulted in approximately $21.1 million of net proceeds, after deducting underwriting discounts and commissions, and offering expenses, to us, and approximately $17.7 million to the selling stockholders. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257915), which the SEC declared effective on August 11, 2021. Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc. acted as underwriters. The offering commenced on June 30, 2021, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus that was filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

NUMBER	DESCRIPTION
2.1#
Agreement and Plan of Merger by and between Southern States Bancshares, Inc. and East Alabama Financial Group, Inc., dated as of May 7, 2019 (incorporated by reference to Exhibit 2.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

3.1
Certificate of Incorporation of Southern States Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

3.2
Amended and Restated Bylaws of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

4.1
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.1†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Mark Chambers and Southern States Bank (incorporated by reference to Exhibit 10.9 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.2†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Lynn Joyce and Southern States Bank (incorporated by reference to Exhibit 10.11 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.3†
First Amendment to Employment Agreement, dated April 13, 2021, by and between James W. Swift and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 10.13 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.4†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Greg Smith and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 10.15 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Indicates a management contract or compensatory plan.
#	Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(b)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.
{N4407029.2}

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: September 24, 2021	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: September 24, 2021	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
{N4407029.2}