Form 10-Q
period 2021-09-30
Southern States Bancshares, Inc.
filed 2021-11-12
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, the registrant had 9,012,857 shares of common stock, $5 par value per share, issued and outstanding.

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
{N4407029.2}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Cash and due from banks	$19,000	$23,229
Interest-bearing deposits in banks	114,800	51,503
Federal funds sold	44,022	10,175
Total cash and cash equivalents	177,822	84,907

Securities available for sale, at fair value	113,317	114,001
Securities held to maturity, at amortized cost	19,678	—
Other equity securities, at fair value	9,227	5,017
Restricted equity securities, at cost	2,600	3,224
Loans held for sale	2,097	5,696

Loans, net of unearned income	1,145,447	1,030,115
Less allowance for loan losses	14,097	11,859
Loans, net	1,131,350	1,018,256

Premises and equipment, net	25,916	24,426
Accrued interest receivable	3,933	4,243
Bank owned life insurance	22,081	22,458
Annuities	12,968	12,903
Foreclosed assets	10,146	10,224
Goodwill	16,862	16,862
Core deposit intangible	1,566	1,764
Other assets	9,499	8,525

Total assets	$1,559,062	$1,332,506

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$380,111	$290,867
Interest-bearing	956,211	848,794
Total deposits	1,336,322	1,139,661

Other borrowings	12,498	7,975
FHLB advances	26,900	30,900
Subordinated notes	—	4,493
Accrued interest payable	125	278
Other liabilities	8,996	8,543
Total liabilities	1,384,841	1,191,850

{N4407029.2}

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 9,012,857 and 7,678,195 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	45,064	38,391
Capital surplus	80,547	65,327
Retained earnings	46,611	34,183
Accumulated other comprehensive income	2,600	3,194
Unvested restricted stock	(601)	(439)

Total stockholders' equity	174,221	140,656

Total liabilities and stockholders' equity	$1,559,062	$1,332,506
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income:
Loans, including fees	$13,923	$12,308	$40,429	$35,577
Taxable securities	402	346	1,134	940
Nontaxable securities	266	178	729	454
Other interest and dividends	143	67	315	489
Total interest income	14,734	12,899	42,607	37,460

Interest expense:
Deposits	1,034	1,694	3,355	6,491
Other borrowings	60	220	435	642
Total interest expense	1,094	1,914	3,790	7,133

Net interest income	13,640	10,985	38,817	30,327
Provision for loan losses	750	1,600	2,250	2,700
Net interest income after provision for loan losses	12,890	9,385	36,567	27,627

Noninterest income:
Service charges on deposit accounts	403	356	1,101	1,089
Swap fees	101	419	938	1,063
SBA/USDA fees	130	124	3,434	709
Mortgage origination fees	393	410	1,196	1,220
Net gain (loss) on securities	189	—	(17)	742
Other operating income	1,293	1,139	2,399	2,093
Total noninterest income	2,509	2,448	9,051	6,916

Noninterest expenses:
Salaries and employee benefits	5,517	4,629	16,104	13,801
Equipment and occupancy expenses	908	949	2,697	2,760
Data processing fees	524	468	1,565	1,340
Regulatory assessments	248	210	689	523
Other operating expenses	1,988	1,834	5,768	5,315
Total noninterest expenses	9,185	8,090	26,823	23,739

Income before income taxes	6,214	3,743	18,795	10,804

Income tax expense	1,293	549	4,287	2,012

Net income	$4,921	$3,194	$14,508	$8,792

Basic earnings per share	$0.59	$0.42	$1.84	$1.15

Diluted earnings per share	$0.58	$0.41	$1.82	$1.13
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	September 30, 2021	September 30, 2020
Net income	$4,921	$3,194

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale arising during the period, net of tax of $20 and $211, respectively	56	601

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $49 and $0, respectively	(140)	—

Other comprehensive income (loss)	(84)	601

Comprehensive income	$4,837	$3,795

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Net income	$14,508	$8,792

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale arising during the period, net of benefit (tax) of $213 and ($1,086), respectively	(606)	3,090

Reclassification adjustment for losses (gains) on securities available for sale realized in net income, net of benefit (tax) of $4 and ($193), respectively	12	(549)

Other comprehensive income (loss)	(594)	2,541

Comprehensive income	$13,914	$11,333
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	7,678,195	$38,391	$65,327	$34,183	$3,194	$(439)	$140,656
Net income	—	—		—	—	14,508	—	—	14,508
Issuance of common stock - IPO raise	—	—	1,296,429	6,482	18,150	—	—	—	24,632
Issuance of common stock - IPO cost	—	—	—	—	(3,674)	—	—	—	(3,674)
Issuance of common stock	—	—	8,240	41	124	—	—	—	165
Exercise of common stock options	—	—	5,008	25	(25)	—	—	—	—
Issuance of restricted stock	—	—	24,985	125	376	—	—	(500)	1
Stock-based compensation	—	—	—	—	269	—	—	338	607
Common stock dividends paid	—	—	—	—	—	(2,080)	—	—	(2,080)
Other comprehensive loss			—	—	—	—	(594)	—	(594)
Balance, September 30, 2021	—	$—	9,012,857	$45,064	$80,547	$46,611	$2,600	$(601)	$174,221
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$14,508	$8,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	1,422	1,475
Net loss (gain) on securities	17	(742)
Net amortization of securities	696	421
Amortization of core deposit intangible	198	198
Provision for loan losses	2,250	2,700
Gain on sale of foreclosed assets	(10)	(126)
Write-down of foreclosed assets	—	920
Loss on sale of premises, equipment and software	—	16
Stock-based compensation	607	540
Net decrease (increase) in loans held for sale	3,599	(997)
Income from bank owned life insurance	(378)	(398)
Decrease (increase) in interest receivable	310	(1,484)
Decrease in interest payable	(153)	(67)
Net other operating activities	(376)	(2,861)

Net cash provided by operating activities	22,690	8,387

INVESTING ACTIVITIES
Purchase of securities available for sale	(44,479)	(62,336)
Purchase of other equity securities	(9,000)	(5,000)
Proceeds from sale of securities available for sale	15,759	26,185
Proceeds from sale of other equity securities	4,995	—
Proceeds from maturities, calls, and paydowns of securities available for sale	8,005	6,697
Net redemption (purchase) of restricted equity securities	624	(1,116)
Net increase in loans	(115,444)	(166,383)
Proceeds from sale of foreclosed assets	188	834
Proceeds from bank owned life insurance	755	149
Proceeds from sale of premises, equipment and software	—	376
Purchase of premises, equipment and software	(2,912)	(6,632)

Net cash used in investing activities	(141,509)	(207,226)

FINANCING ACTIVITIES
Net increase in deposits	196,661	163,097
Net proceeds from issuance of common stock in connection with IPO	20,959	—
Proceeds from issuance of common stock	165	85
Net (repayment) proceeds of other borrowings	(3,971)	28,878
Net proceeds of note payable	4,500	—
Repayment of subordinated notes	(4,500)	—
Common stock dividends paid	(2,080)	(1,228)

Net cash provided by financing activities	211,734	190,832

Net increase (decrease) in cash and cash equivalents	92,915	(8,007)

Cash and cash equivalents at beginning of year	84,907	115,235

Cash and cash equivalents at end of year	$177,822	$107,228

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$3,943	$7,200
Income taxes	$5,367	$2,739

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$100	$3,090
Internally financed sales of foreclosed assets	$—	$923
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, financial instruments, deferred taxes, and other-than-temporary impairment of securities. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral.
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
The Bank is required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at September 30, 2021 and December 31, 2020.
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
Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are reflected in income. The estimated useful lives are as follows:

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at September 30, 2021.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in September 2021. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. The market approach was based on a comparison of certain financial metrics of the Company to public company peers. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of September 30, 2021 and based on that evaluation there was no impairment.
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 12. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606 and all subsequent amendments (collectively ASC 606) which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as foreclosed assets. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. With the exception of gains/losses on sale of foreclosed assets, the Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, bank card services and interchange fees, and ATM fees.
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
Recent Events
On August 12, 2021, the Company completed the sale of 996,429 new shares of the Company’s common stock at a public offering price of $19.00 per share in the Company’s initial public offering (the “IPO”), and on August 19, 2021, the Company completed the sale of an additional 300,000 shares at the same price pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering.
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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings Per Share:
Net Income	$4,921	$3,194	$14,508	$8,792
Weighted average common shares outstanding	8,354,860	7,666,336	7,861,780	7,666,336
Basic earnings per share	$0.59	$0.42	$1.84	$1.15
Diluted Earnings Per Share:
Net income allocated to common shareholders	$4,914	$3,187	$14,487	$8,779
Weighted average common shares outstanding	8,354,860	7,666,336	7,861,780	7,666,336
Net dilutive effect of:
Assumed exercises of stock options	112,600	101,640	118,379	95,359
Average shares and dilutive potential common shares	8,467,460	7,767,976	7,980,159	7,761,695
Dilutive earnings per share	$0.58	$0.41	$1.82	$1.13
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at September 30, 2021 and December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities Available for Sale
U.S. Treasury securities	$7,832	$123	$—	$7,955
U.S. Government Sponsored Enterprises (GSEs)	9,477	170	(75)	9,572
State and municipal securities	49,181	2,603	(32)	51,752
Corporate debt securities	10,282	363	(19)	10,626
Asset based securities	10,635	123	(12)	10,746
Mortgage-backed GSE residential/multifamily	22,397	297	(28)	22,666
Total securities available for sale	$109,804	$3,679	$(166)	$113,317

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,678	539	(18)	20,199
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$19,678	$539	$(18)	$20,199
Total securities	$129,482	$4,218	$(184)	$133,516
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
Securities with a carrying value of $41,110 and $40,983 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$304	$304	$—	$—
Due from one year to five years	658	660	1,200	1,241
Due after five to ten years	28,351	28,992	15,518	15,873
Due after ten years	58,094	60,695	74,225	77,773
Mortgage-backed securities	22,397	22,666	18,753	19,114
Total securities available for sale	$109,804	$113,317	$109,696	$114,001

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	1,101	1,125	—	—
Due after ten years	18,577	19,074	—	—
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,678	$20,199	$—	$—
Total securities	$129,482	$133,516	$109,696	$114,001
Restricted equity securities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
Federal Home Loan Bank stock	$1,675	$2,299
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,600	$3,224
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
September 30, 2021:
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	(47)	1,624	(28)	1,963	(75)
State and municipal securities	(32)	7,925	—	—	(32)
Corporate debt securities	(19)	2,513	—	—	(19)
Asset based securities	(12)	3,324	—	—	(12)
Mortgage-backed GSE residential/multifamily	(11)	3,159	(17)	2,070	(28)
Total securities available for sale	$(121)	$18,545	$(45)	$4,033	$(166)

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	—
State and municipal securities	(18)	2,865	—	—	(18)
Corporate debt securities	—	—	—	—	—
Asset based securities	—	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—	—
Total securities held to maturity	$(18)	$2,865	$—	$—	$(18)
Total securities	$(139)	$21,410	$(45)	$4,033	$(184)
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
The unrealized losses on thirty-three securities were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of September 30, 2021 and December 31, 2020, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$158,255	13.8%	$102,559	9.9%
Residential	135,862	11.8%	152,212	14.7%
Commercial	647,694	56.3%	514,923	49.8%
Commercial and industrial	198,550	17.3%	254,395	24.6%
Consumer and other	8,979	0.8%	9,644	1.0%
Gross Loans	1,149,340	100.0%	1,033,733	100.0%
Deferred loan fees	(3,893)		(3,618)
Allowance for loan losses	(14,097)		(11,859)
Loans, net	$1,131,350		$1,018,256
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of September 30, 2021, the Company has outstanding 109 loans for a total amount of $20,265 under the PPP. At September 30, 2021, unaccreted deferred loan origination fees related to PPP loans totaled $752. PPP loan origination fees recorded as an adjustment to loan yield for the three and nine months ended were $630 and $2,222, respectively. These PPP loans are included within the commercial and industrial loan category in the table above.
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
•Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of September 30, 2021
Real estate mortgages:
Construction and development	$149,332	$2,255	$6,668	$—	$158,255
Residential	134,372	349	1,076	65	135,862
Commercial	621,743	17,595	8,356	—	647,694
Commercial and industrial	194,978	3,240	89	243	198,550
Consumer and other	8,972	—	7	—	8,979
Total	$1,109,397	$23,439	$16,196	$308	$1,149,340

As of December 31, 2020
Real estate mortgages:
Construction and development	$95,214	$6,113	$1,232	$—	$102,559
Residential	144,256	6,245	1,627	84	152,212
Commercial	471,555	36,754	6,614	—	514,923
Commercial and industrial	240,646	13,138	611	—	254,395
Consumer and other	8,186	1,435	23	—	9,644
Total	$959,857	$63,685	$10,107	$84	$1,033,733

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of September 30, 2021 and December 31, 2020:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of September 30, 2021
Real estate mortgages:
Construction and development	$156,283	$—	$—	$—	$—	$1,972	$158,255
Residential	134,687	411	425	—	836	339	135,862
Commercial	645,148	1,826	30	—	1,856	690	647,694
Commercial and industrial	197,819	431	—	—	431	300	198,550
Consumer and other	8,949	23	—	—	23	7	8,979
Total	$1,142,886	$2,691	$455	$—	$3,146	$3,308	$1,149,340

As of December 31, 2020
Real estate mortgages:
Construction and development	$101,375	$117	$90	$—	$207	$977	$102,559
Residential	150,837	382	94	42	518	857	152,212
Commercial	512,208	1,196	—	41	1,237	1,478	514,923
Commercial and industrial	252,473	626	1,212	—	1,838	84	254,395
Consumer and other	9,581	18	15	8	41	22	9,644
Total	$1,026,474	$2,339	$1,411	$91	$3,841	$3,418	$1,033,733

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of September 30, 2021 and September 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision for loan losses	2,761	(442)	(69)	2,250
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	12	14	8	34
Ending balance at September 30, 2021	$10,786	$3,181	$130	$14,097

Ending balance - individually evaluated for impairment	$288	$307	$4	$599
Ending balance - collectively evaluated for impairment	10,421	2,874	126	13,421
Ending balance - loans acquired with deteriorated credit quality	77	—	—	77
Total ending balance at September 30, 2021	$10,786	$3,181	$130	$14,097

Loans:
Ending balance - individually evaluated for impairment	$16,105	$332	$30	$16,467
Ending balance - collectively evaluated for impairment	924,406	198,218	8,949	1,131,573
Ending balance - loans acquired with deteriorated credit quality	1,300	—	—	1,300
Total ending balance at September 30, 2021	$941,811	$198,550	$8,979	$1,149,340

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2019	$7,254	$1,885	$126	$9,265
Provision for loan losses	1,118	1,723	(141)	2,700
Loans charged off	(48)	—	(15)	(63)
Recoveries of loans previously charged off	9	122	83	214
Ending balance at September 30, 2020	$8,333	$3,730	$53	$12,116

Ending balance - individually evaluated for impairment	$2,115	$406	$—	$2,521
Ending balance - collectively evaluated for impairment	6,079	3,324	53	9,456
Ending balance - loans acquired with deteriorated credit quality	139	—	—	139
Total ending balance at September 30, 2020	$8,333	$3,730	$53	$12,116

Loans:
Ending balance - individually evaluated for impairment	$18,390	$810	$6	$19,206
Ending balance - collectively evaluated for impairment	738,670	236,083	10,592	985,345
Ending balance - loans acquired with deteriorated credit quality	1,429	—	—	1,429
Total ending balance at September 30, 2020	$758,489	$236,893	$10,598	$1,005,980

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of September 30, 2021 and December 31, 2020.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,049	$5,049	$—	$5,063
Residential	1,236	1,236	—	1,694
Commercial	8,987	8,694	—	8,328
Commercial and industrial	32	32	—	45
Consumer and other	18	18	—	22
Total with no related allowance recorded	15,322	15,029	—	15,152

With an allowance recorded:
Real estate mortgages:
Construction and development	1,376	1,376	131	1,382
Residential	478	549	125	490
Commercial	279	279	109	280
Commercial and industrial	300	300	307	319
Consumer and other	12	12	4	13
Total with an allowance recorded	2,445	2,516	676	2,484
Total impaired loans	$17,767	$17,545	$676	$17,636
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
December 31, 2020
With no related allowance recorded:
Real estate mortgages:
Construction and development	$977	$977	$—	$970
Residential	1,537	1,537	—	1,669
Commercial	5,117	5,117	—	5,425
Commercial and industrial	65	65	—	91
Consumer and other	22	22	—	24
Total with no related allowance recorded	7,718	7,718	—	8,179

With an allowance recorded:
Real estate mortgages:
Construction and development	644	644	106	668
Residential	1,557	1,628	628	1,636
Commercial	3,373	3,373	847	3,526
Commercial and industrial	791	791	478	886
Consumer and other	15	15	7	15
Total with an allowance recorded	6,380	6,451	2,066	6,731
Total impaired loans	$14,098	$14,169	$2,066	$14,910

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the nine months ended September 30, 2021 and 2020.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,049	$5,063	$113
Residential	1,236	1,694	59
Commercial	8,987	8,328	242
Commercial and industrial	32	45	2
Consumer and other	18	22	1
Total with no related allowance recorded	15,322	15,152	417

With an allowance recorded:
Real estate mortgages:
Construction and development	1,376	1,382	14
Residential	478	490	12
Commercial	279	280	7
Commercial and industrial	300	319	11
Consumer and other	12	13	—
Total with an allowance recorded	2,445	2,484	44
Total impaired loans	$17,767	$17,636	$461
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2020
With no related allowance recorded:
Real estate mortgages:
Construction and development	$1,490	$1,506	$78
Residential	2,345	1,759	95
Commercial	4,915	4,619	202
Commercial and industrial	340	340	34
Consumer and other	6	7	—
Total with no related allowance recorded	9,096	8,231	409

With an allowance recorded:
Real estate mortgages:
Construction and development	1,234	1,258	37
Residential	552	560	20
Commercial	9,283	9,706	100
Commercial and industrial	470	483	16
Consumer and other	—	—	—
Total with an allowance recorded	11,539	12,007	173
Total impaired loans	$20,635	$20,238	$582

NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	September 30, 2021	December 31, 2020
Noninterest-bearing transaction	$380,111	$290,867
Interest-bearing transaction	631,709	475,757
Savings	51,657	42,731
Time deposits, $250,000 and under	241,939	293,707
Time deposits, over $250,000	30,906	36,599
	$1,336,322	$1,139,661

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $34,110 at September 30, 2021 and $34,151 at December 31, 2020. The scheduled maturities of time deposits at September 30, 2021 are as follows:

October 1, 2021 – September 30, 2022	$228,097
October 1, 2022 – September 30, 2023	21,803
October 1, 2023 – September 30, 2024	17,888
October 1, 2024 – September 30, 2025	1,963
Thereafter	3,094
$272,845
At September 30, 2021 and December 31, 2020, overdrawn transaction accounts reclassified to loans totaled $117 and $166, respectively.
NOTE 6.    SUBORDINATED NOTES
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “Notes”). The Notes initially bore interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest was payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company could, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the Notes totaled $79 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2021 and December 31, 2020, the remaining balance of the debt issuance cost was $0 and $7, respectively. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense. On June 23, 2021, the Company redeemed all of the outstanding Notes.
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company has posted cash collateral of $400. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the three months ended September 30, 2021, were $5 and $96, respectively. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the nine months ended September 30, 2021, were $23 and $960, respectively.

September 30, 2021				December 31, 2020
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$82,657	Other Assets	$1,638	Interest Rate Products	$49,664	Other Assets	$983
Interest Rate Products	82,657	Other Liabilities	(1,690)	Interest Rate Products	49,664	Other Liabilities	(1,013)
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Credit-risk-related Contingent Features (Continued)
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,671. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $1,671, less the required collateral of $400.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	September 30, 2021	December 31, 2020
Commitments to extend credit	$243,867	$181,925
Standby letters of credit	3,537	2,814
	$247,404	$184,739
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2021 and September 30, 2020.
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
Eighty-two percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $35,451 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $17,725.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of September 30, 2021, the Company had 9,012,857 shares of common stock issued and outstanding. As of September 30, 2021, the Company does not have any non-voting shares issued and outstanding.
As of December 31, 2020, the Company had 7,678,195 shares of common stock issued and outstanding, of which 805,715 shares were non-voting.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2021, approximately $18,519 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of September 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2021, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2021

Tier 1 capital (to average assets)
Company	$153,193	10.02%	$61,171	4.00%	$—	—
Bank	$164,348	10.75%	$61,171	4.00%	$76,464	5.00%

CET 1 capital (to risk-weighted assets)
Company	$153,193	11.36%	$94,360	7.00%	$—	—
Bank	$164,348	12.19%	$94,360	7.00%	$87,620	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$153,193	11.36%	$114,580	8.50%	$—	—
Bank	$164,348	12.19%	$114,580	8.50%	$107,840	8.00%

Total capital (to risk-weighted assets)
Company	$167,290	12.41%	$141,540	10.50%	$—	—
Bank	$178,445	13.24%	$141,540	10.50%	$134,800	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets)
Company	$135,196	12.09%	$117,835	10.50%	$—	—
Bank	$142,711	12.77%	$117,835	10.50%	$117,795	10.00%
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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available-for-sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
U.S. Treasury securities	$7,955	$—	$7,955	$—
U.S. Government Sponsored Enterprises (GSEs)	9,572	—	9,572	—
State and municipal securities	51,752	—	51,752	—
Corporate debt securities	10,626	—	10,626	—
Asset based securities	10,746	—	10,746	—
Mortgage-backed GSE residential/multifamily	22,666	—	22,666	—
Other equity securities	9,227	9,227	—	—
Interest Rate Products - asset	1,638	—	1,638	—
Interest Rate Products - liabilities	(1,690)	—	(1,690)	—

December 31, 2020:
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	9,366	—	9,366	—
State and municipal securities	67,941	—	67,941	—
Corporate debt securities	8,469	—	8,469	—
Asset based securities	9,111	—	9,111	—
Mortgage-backed GSE residential/multifamily	19,114	—	19,114	—
Other equity securities	5,017	5,017	—	—
Interest Rate Products - asset	983	—	983	—
Interest Rate Products - liabilities	(1,013)	—	(1,013)	—

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Impaired loans	$2,401	$—	$—	$2,401
Foreclosed assets	10,146	—	—	10,146
Totals	$12,547	$—	$—	12,547

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Impaired loans	$4,392	$—	$—	$4,392
Foreclosed assets	10,224	—	—	10,224
Totals	$14,616	$—	$—	14,616
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Impaired Loans (Continued)
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $17,767 and $14,098 with a specific valuation allowance of $676 and $2,066 at September 30, 2021 and December 31, 2020, respectively. Of the $17,767 and $14,098 impaired loan portfolio, $3,077 and $6,458 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at September 30, 2021 and December 31, 2020, respectively. The remaining $14,690 and $7,640 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at September 30, 2021 and December 31, 2020, respectively. Charge offs and changes in specific valuation allowances at September 30, 2021 and December 31, 2020 on impaired loans carried at fair value resulted in additional provision for loan losses of $75 and $1,828, respectively.

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
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020.
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$2,401	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$10,146	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$177,822	$177,822	$—	$—
Securities available for sale	113,317	—	113,317	—
Other equity securities	9,227	9,227	—	—
Loans held for sale	2,097	—	2,097	—
Trading assets	1,638	—	1,638	—
Loans, net	1,131,350	—	1,137,628	2,401
Bank owned life insurance	22,081	—	22,081	—
Annuities	12,968	—	12,968	—
Foreclosed assets	10,146	—	—	10,146
Accrued interest receivable	3,933	—	3,933	—
Restricted equity securities	2,600	—	—	2,600

Financial liabilities:
Deposits	$1,336,322	$—	$1,308,710	$—
Trading liabilities	1,690	—	1,690	—
FHLB advances	26,900	—	26,925	—
Other borrowings	12,498	—	12,498	—
Subordinated notes	—	—	—	—
Accrued interest payable	125	—	125	—
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
Update Regarding COVID-19 and Current Developments
During the pandemic, we took steps to protect both customers and employees while continuing to provide full service banking. This included closing branches to walk-in business when appropriate and utilizing all drive through facilities and allowing for appointment-based banking. We increased cash levels in ATMs and communicated with customers regarding remote options for banking services. New technology was implemented to allow employees to work from home in addition to allowing for external parties such as auditors and examiners to continue to conduct necessary reviews and examinations.
We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. As of December 31, 2020, there were eight loans on deferral for a total of $8.0 million, or 0.78% of total loans. We know of no significant customer issues resulting from the pandemic. There is currently one loan remaining on deferral totaling $3.1 million, or 0.27% of total loans, and such deferral ended in October 2021.
We participated in the second round of PPP loans which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million were made to 194 existing customers. We continue to actively monitor and consider COVID implications in our operations, lending, and customer needs.

{N4407029.2}

Overview of Third Quarter 2021 Results

Net income was $4.9 million in the quarter ended September 30, 2021, compared to $3.2 million in the quarter ended September 30, 2020. Significant measures in the third quarter included:

•Annualized return on average assets (“ROAA”) was 1.26% for the three months ended September 30, 2021, compared to 0.99% for the three months ended September 30, 2020.

•Annualized return on average equity (“ROAE”) was 12.03% for the three months ended September 30, 2021, compared to 9.32% for the three months ended September 30, 2020.

•Earnings per common share was $0.59 for the three months ended September 30, 2021, compared to $0.42 for the three months ended September 30, 2020.

•Net interest margin of 3.77%, compared to 3.71% for the third quarter of 2020.

•Net interest income increased $2.7 million for the quarter ended September 30, 2021, representing a 24.2% increase over the quarter ended September 30, 2020.

•Gross loans, net of unearned income, were $1.1 billion as of September 30, 2021, a $47.9 million, or 4.4%, increase compared to June 30, 2021. Not considering the impact of PPP loans, the quarterly growth was 6.2%, or an annualized rate of 24.5%.

•Deposits increased $23.7 million, a 1.8% increase, to $1.3 billion as of September 30, 2021 from June 30, 2021.

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

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes.

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) swap fees; (iii) SBA/USDA fees; (iv) bank card services and interchange fees; (v) mortgage banking activities; (vi) benefits from changes in cash surrender value of BOLI; and (vii) other miscellaneous fees and income.

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
{N4407029.2}

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
Results of Operations for the Three Months Ended September 30, 2021 and 2020
We had net income of $4.9 million for the three months ended September 30, 2021, compared to net income of $3.2 million for the three months ended September 30, 2020, an increase of $1.7 million, or 54.1%. The increased net income was substantially the result of overall asset growth. This increase was offset slightly by increased salaries and benefits expense on additional employees in both production and support.
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
{N4407029.2}

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,122,741	$13,923	4.92%	$994,066	$12,308	4.93%
Taxable securities	76,612	$402	2.08%	66,903	$346	2.07%
Nontaxable securities	48,162	$266	2.20%	25,577	$178	2.76%
Other interest-earnings assets	189,131	$143	0.30%	91,757	$67	0.29%
Total interest-earning assets	$1,436,646	$14,734	4.07%	$1,178,303	$12,899	4.36%
Allowance for loan losses	(13,645)			(10,755)
Noninterest-earning assets	125,870			116,122
Total Assets	$1,548,871			$1,283,670

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	98,203	24	0.10%	85,482	49	0.23%
Savings and money market accounts	565,861	665	0.47%	381,431	677	0.71%
Time deposits	290,460	345	0.47%	351,278	968	1.10%
FHLB advances	31,520	34	0.43%	29,207	57	0.77%
Other borrowings	6,652	26	1.57%	12,488	163	5.20%
Total interest-bearing liabilities	$992,696	$1,094	0.44%	$859,886	$1,914	0.89%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$384,207			$279,164
Other liabilities	9,663			8,295
Total noninterest-bearing liabilities	$393,870			$287,459
Stockholders’ Equity	162,305			136,325
Total Liabilities and Stockholders’ Equity	$1,548,871			$1,283,670

Net interest income		$13,640			$10,985
Net interest spread(2)			3.63%			3.47%
Net interest margin(3)			3.77%			3.71%
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning-assets for the same period.
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

	Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$1,647	$(32)	$1,615
Taxable securities	53	3	56
Nontaxable securities	125	(37)	88
Other interest-earning assets	74	2	76
Total increase in interest income	$1,899	$(64)	$1,835

Interest-bearing liabilities:
Interest-bearing transaction accounts	3	(28)	(25)
Savings and money market accounts	187	(199)	(12)
Time deposits	(71)	(552)	(623)
FHLB advances	2	(25)	(23)
Other borrowings	(23)	(114)	(137)
Total decrease in interest expense	$98	$(918)	$(820)
Increase in net interest income	$1,801	$854	$2,655
Net interest income for the three months ended September 30, 2021 was $13.6 million compared to $11.0 million for the three months ended September 30, 2020, an increase of $2.7 million, or 24.2%. The increase in net interest income was comprised of a $1.8 million, or 14.2%, increase in interest income, plus an $820,000, or 42.8%, decrease in interest expense. The growth in interest income was primarily attributable to a $128.7 million, or 12.9%, increase in average gross loans outstanding as of September 30, 2021, compared to September 30, 2020, The increase in average gross loans outstanding was primarily due to organic growth. The $820,000 decrease in interest expense for the quarter ended September 30, 2021 was substantially related to a 0.45% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $132.8 million, or 15.4%, in average interest-bearing liabilities as of September 30, 2021 compared to September 30, 2020. The increase in average interest-bearing liabilities from September 30, 2020 to September 30, 2021 was due to organic growth. For the three months ended September 30, 2021, net interest margin and net interest spread were 3.77% and 3.63%, respectively, compared to 3.71% and 3.47%, respectively, for the same period in 2020, which reflects the increases in interest income discussed above relative to the greater decreases in interest expense.
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
The provision for loan losses for the three months ended September 30, 2021 was $750,000 compared to $1.6 million for the three months ended September 30, 2020. In September 2021, the provision was recorded primarily based on growth, and in September 2020, it included environmental factors related to the pandemic. In the three months ended September 30, 2021, there were net recoveries of $8,000. In the three months ended September 30, 2020, there were net recoveries of $14,000.

The allowance for loan losses as a percentage of gross loans was 1.23% and 1.20% at September 30, 2021 and 2020, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.25% and 1.30% at September 30, 2021 and 2020, respectively.
Noninterest Income
While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include SBA and USDA fees, which primarily includes gains on the sales and servicing of SBA and USDA loans; service charges on deposit accounts, which includes overdraft program fees; and mortgage origination and sales fees. In May 2020, the Bank launched a program offering loans with interest rate swaps, which generated a new source of revenue. The interest swap program is hedged with back-to-back interest rate swaps.
Noninterest income for the three months ended September 30, 2021 was $2.5 million compared to $2.4 million for the three months ended September 30, 2020, an increase of $61,000, or 2.5%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$403	$356	$47
Swap fees	101	419	(318)
SBA/USDA fees	130	124	6
Bank card services and interchange fees	400	305	95
Mortgage banking activities	393	410	(17)
Net gain on securities	189	—	189
Other operating income(1)	893	834	59
Total noninterest income	$2,509	$2,448	$61
(1)Other income and fees include income and fees associated with miscellaneous services, the increase in the cash surrender value of BOLI, and BOLI death benefit payments.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $47,000, or 13.2%, to $403,000 for the three months ended September 30, 2021 from $356,000 for the three months ended September 30, 2020. The increase was primarily attributed to an increase in insufficient funds fees resulting from customers receiving economic stimulus from the CARES Act during the second quarter of 2020, which reduced insufficient funds charges in 2020.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $318,000, or 75.9%, to $101,000 for the three months ended September 30, 2021 from $419,000 for the three months ended September 30, 2020. The decrease was the result of a reduction in transaction volume during the third quarter of 2021.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $6,000, or 4.8%, to $130,000 for the three months ended September 30, 2021, from $124,000 for the three months ended September 30, 2020.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $95,000, or 31.1%, to $400,000 for the three months ended September 30, 2021, from $305,000 for the three months ended September 30, 2020. The increase was primarily the result of greater transactional volume and a change in provider that generated additional interchange fees during the third quarter of 2021.

Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $17,000, or 4.1%, to $393,000 for the three months ended September 30, 2021 from $410,000 for the three months ended September 30, 2020. This decrease was the result of decreased volumes in the secondary market.

Net gain on securities was $189,000 for the three months ended September 30, 2021 as a result of market adjustments on equity securities during the quarter. The Bank did not realize a net gain or loss on securities for the three months ended September 30, 2020.
Other income and fees increased $59,000, or 7.1%, to $893,000 for the three months ended September 30, 2021 from $834,000 for the three months ended September 30, 2020. This increase was primarily a result of the Bank receiving a larger amount of BOLI death benefits during the third quarter of 2021 compared to the amount received in the third quarter of 2020. This increase was offset slightly by the end of a lease-back period for a new branch and operating facility in Birmingham, Alabama in 2021.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2021 was $9.2 million compared to $8.1 million for the three months ended September 30, 2020, an increase of $1.1 million, or 13.5%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, professional fees, and other expense. This was offset by a reduction in other real estate expense during the three months ended September 30, 2021. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$5,517	$4,629	$888
Equipment and occupancy expenses	908	949	(41)
Professional services	551	495	56
Data processing fees	524	468	56
Other real estate (income) expenses	(83)	244	(327)
Other operating expenses(1)	1,768	1,305	463
Total noninterest expense	$9,185	$8,090	$1,095
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $888,000, or 19.2%, from $4.6 million for the quarter ended September 30, 2020 to $5.5 million for the quarter ended September 30, 2021. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel in the fourth quarter of 2020 and early 2021. The number of full time equivalent (“FTE”) employees was 195 at September 30, 2021, compared to 177 at September 30, 2020.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended September 30, 2021 was $908,000 compared to $949,000 for the three months ended September 30, 2020, a decrease of $41,000, or 4.3%. The decrease was primarily attributable to an overall decrease in maintenance expenses.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $56,000, or 11.3%, to $551,000 for the three months ended September 30, 2021 compared to $495,000 for the three months ended September 30, 2020. This increase was primarily the result of additional legal expenses primarily related to OREO properties and additional consulting expenses during the third quarter of 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $56,000, or 12.0%, to $524,000 for the three months ended September 30, 2021 compared to $468,000 for the three months ended September 30, 2020. The increase was primarily the result of general increases, and new services including a new lending platform that rolled out during the second quarter of 2021.
Other real estate (income) expenses decreased $327,000, or 134.0%, to a net income of $83,000 for the three months ended September 30, 2021, from a net expense of $244,000 for the three months ended September 30, 2020. This decrease was substantially the result of write-downs and holding expenses incurred on foreclosed equipment during the three months ended September 30, 2020 and net OREO rental income during the three months ended September 30, 2021.
Other expenses increased $463,000, or 35.5%, to $1.8 million for the three months ended September 30, 2021, compared to $1.3 million for the three months ended September 30, 2020. The increase was substantially due to an increase in FDIC insurance expense based on the growth of assets and increased advertising/public relations and travel/entertainment, which were unusually low in 2020 due to the COVID-19 pandemic.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
We had net income of $14.5 million for the nine months ended September 30, 2021, compared to net income of $8.8 million for the nine months ended September 30, 2020, an increase of $5.7 million, or 65.0%. The increased net income was substantially the result of overall asset growth and a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021. This increase was offset slightly by increased salaries and benefits expense on additional employees in both production and support.

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

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,093,684	$40,429	4.94%	$936,500	$35,577	5.07%
Taxable securities	74,244	1,134	2.04%	57,733	940	2.17%
Nontaxable securities	42,191	729	2.31%	19,665	454	3.08%
Other interest-earnings assets	148,349	315	0.28%	107,271	489	0.61%
Total interest-earning assets	$1,358,468	$42,607	4.19%	$1,121,169	$37,460	4.46%
Allowance for loan losses	(12,890)			(10,173)
Noninterest-earning assets	124,539			109,346
Total Assets	$1,470,117			$1,220,342

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	94,696	66	0.09%	81,168	131	0.22%
Savings and money market accounts	503,064	2,056	0.55%	360,736	2,288	0.85%
Time deposits	310,758	1,233	0.53%	359,069	4,072	1.52%
FHLB advances	32,215	120	0.50%	20,522	126	0.82%
Other borrowings	10,625	315	3.96%	12,478	516	5.52%
Total interest-bearing liabilities	$951,358	$3,790	0.53%	$833,973	$7,133	1.14%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$358,556			$247,192
Other liabilities	9,207			6,951
Total noninterest-bearing liabilities	$367,763			$254,143
Stockholders’ Equity	150,996			132,226
Total Liabilities and Stockholders’ Equity	$1,470,117			$1,220,342

Net interest income		38,817			$30,327
Net interest spread(2)			3.66%			3.32%
Net interest margin(3)			3.82%			3.61%
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest earning-assets for the same period.
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

	Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$5,938	$(1,086)	$4,852
Taxable securities	251	(57)	194
Nontaxable securities	388	(113)	275
Other interest-earning assets	88	(262)	(174)
Total increase in interest income	$6,665	$(1,518)	$5,147

Interest-bearing liabilities:
Interest-bearing transaction accounts	9	(74)	(65)
Savings and money market accounts	587	(819)	(232)
Time deposits	(192)	(2,647)	(2,839)
FHLB advances	44	(50)	(6)
Other borrowings	(55)	(146)	(201)
Total decrease in interest expense	$393	$(3,736)	$(3,343)
Increase in net interest income	$6,272	$2,218	$8,490
Net interest income for the nine months ended September 30, 2021 was $38.8 million compared to $30.3 million for the nine months ended September 30, 2020, an increase of $8.5 million, or 28.0%. The increase in net interest income was comprised of a $5.1 million, or 13.7%, increase in interest income, plus a $3.3 million, or 46.9%, decrease in interest expense. The growth in interest income was primarily attributable to a $157.2 million, or 16.8%, increase in average gross loans outstanding as of September 30, 2021, compared to September 30, 2020, partially offset by a 0.13% decrease in the yield on gross loans. The increase in average gross loans outstanding was substantially due to organic growth. The $3.3 million decrease in interest expense for the nine months ended September 30, 2021 was primarily related to a 0.61% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $117.4 million, or 14.1%, in average interest-bearing liabilities as of September 30, 2021 compared to September 30, 2020. The increase in average interest bearing liabilities from September 30, 2020 to September 30, 2021 was due to organic growth. For the nine months ended September 30, 2021, net interest margin and net interest spread were 3.82% and 3.66%, respectively, compared to 3.61% and 3.32%, respectively, for the same period in 2020, which reflects the increases in interest income discussed above relative to the greater decreases in interest expense.
Provision for Loan Losses
The provision for loan losses for the nine months ended September 30, 2021 was $2.3 million compared to $2.7 million for the nine months ended September 30, 2020. In September 2021, the provision was recorded primarily based on growth, and in September 2020, it included environmental factors related to the pandemic. In the nine months ended September 30, 2021, there were net charge offs of $12,000. In the nine months ended September 30, 2020, there were net recoveries of $151,000.
The allowance for loan losses as a percentage of gross loans was 1.23% and 1.20% at September 30, 2021 and 2020, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.25% and 1.30% at September 30, 2021 and 2020, respectively.

Noninterest Income
Noninterest income for the nine months ended September 30, 2021 was $9.1 million compared to $6.9 million for the nine months ended September 30, 2020, an increase of $2.1 million, or 30.9%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,101	$1,089	$12
Swap fees	938	1,063	(125)
SBA/USDA fees	3,434	709	2,725
Bank card services and interchange fees	1,176	826	350
Mortgage banking activities	1,196	1,220	(24)
Net (loss) gain on securities	(17)	742	(759)
Other operating income(1)	1,223	1,267	(44)
Total noninterest income	$9,051	$6,916	$2,135
(1)Other income and fees include income and fees associated with miscellaneous services, the increase in the cash surrender value of BOLI, and BOLI death benefit payments.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $12,000, or 1.1%, to $1.1 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. The increase was primarily attributed to increases in service fees and wire transfer fees that more than offset a decrease in insufficient funds fees as a result of customers receiving economic stimulus from the CARES Act twice in 2021.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. This program was launched in May of 2020. These fees decreased $125,000, or 11.8%, to $938,000 for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. The decrease was the result of a reduction in transaction volume during 2021.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $2.7 million, or 384.3%, to $3.4 million for the nine months ended September 30, 2021, from $709,000 for the nine months ended September 30, 2020. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $350,000, or 42.4%, to $1.2 million for the nine months ended September 30, 2021, from $826,000 for the nine months ended September 30, 2020. The increase was primarily the result of greater transactional volume and a change in provider that generated additional interchange fees during the nine months ended September 30, 2021.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $24,000, or 2.0%, to $1.2 million for the nine months ended September 30, 2021 from $1.2 million for the nine months ended September 30, 2020.
Net gains (losses) on securities decreased $759,000 to a net loss of $17,000 for the nine months ended September 30, 2021, from a net gain of $742,000 for the nine months ended September 30, 2020. The loss in the nine months ended 2021 was the result of repositioning a portion of the securities portfolio into tax-exempt municipals during the first quarter of 2021. This was offset by net gains from market adjustments on equity securities during the third quarter 2021.
Other income and fees decreased $44,000, or 3.5%, to $1.2 million for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. This decrease was primarily due to the end of a lease-back period for a new branch and operating facility in Birmingham, Alabama. This was offset as a result of the Bank receiving a larger amount of BOLI death benefits during 2021 compared to the amount received in 2020.

Noninterest Expense
Noninterest expense for the nine months ended September 30, 2021 was $26.8 million compared to $23.7 million for the nine months ended September 30, 2020, an increase of $3.1 million, or 13.0%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, professional fees, and other expense. This was offset by a reduction in other real estate expense during the nine months ended September 30, 2021. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$16,104	$13,801	$2,303
Equipment and occupancy expenses	2,697	2,760	$(63)
Professional services	1,822	1,220	$602
Data processing fees	1,565	1,340	$225
Other real estate (income) expenses	(285)	801	$(1,086)
Other operating expenses(1)	4,920	3,817	$1,103
Total noninterest expense	$26,823	$23,739	$3,084
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $2.3 million, or 16.7%, from $13.8 million for the nine months ended September 30, 2020 to $16.1 million for the nine months ended September 30, 2021. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel in the fourth quarter of 2020 and early 2021. The number of full time equivalent (“FTE”) employees was 195 at September 30, 2021, compared to 177 at September 30, 2020.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the nine months ended September 30, 2021 was $2.7 million compared to $2.8 million for the nine months ended September 30, 2020, a decrease of $63,000, or 2.3%. The decrease was primarily attributable to an overall decrease in maintenance expenses.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $602,000, or 49.3%, to $1.8 million for the nine months ended September 30, 2021 compared to $1.2 million for the nine months ended September 30, 2020. This increase was primarily the result of a $305,000 increase in PPP administration expense, a $107,000 increase in SBA servicing expense, and an additional $132,000 in legal expenses primarily related to OREO properties during the second quarter of 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $225,000, or 16.8%, to $1.6 million for the nine months ended September 30, 2021 compared $1.3 million for the nine months ended September 30, 2020. The increase was primarily the result of general increases, and new services including a new lending platform that rolled out during the second quarter of 2021.
Other real estate (income) expenses decreased $1.1 million, or 135.6%, to a net income of $285,000 for the nine months ended September 30, 2021, from a net expense of $801,000 for the nine months ended September 30, 2020. This decrease was substantially the result of write-downs and holding expenses incurred on foreclosed equipment during the nine months ended September 30, 2020 and net OREO rental income during the nine months ended September 30, 2021.

Other expenses increased $1.1 million, or 28.9%, to $4.9 million for the nine months ended September 30, 2021, compared to $3.8 million for the nine months ended September 30, 2020. The increase was substantially due to additional charitable donations, an increase in FDIC insurance expense based on the growth in assets, additional debit card expenses, and increased advertising/public relations and travel/entertainment, which were unusually low in 2020 due to the COVID-19 pandemic.
Financial Condition
Total assets grew $226.6 million, or 17.0%, to $1.6 billion at September 30, 2021 from $1.3 billion at December 31, 2020.
Our loans, net of unearned income, increased $115.3 million, or 11.2%, to $1.1 billion at September 30, 2021 from $1.0 billion at December 31, 2020. Not considering the impact of PPP loans, the growth for the nine months ended September 30, 2021 was $161.6 million, which represents 16.8% growth, or an annualized rate of 22.4%.
Our securities portfolio increased $19.0 million, or 16.7%, to $133.0 million at September 30, 2021, compared to $114.0 million at December 31, 2020.
Cash and cash equivalents grew $92.9 million, or 109.4%, to $177.8 million at September 30, 2021, from $84.9 million at December 31, 2020.
Deposits grew $196.7 million, or 17.3%, to $1.3 billion at September 30, 2021 compared to $1.1 billion at December 31, 2020. The majority of the growth was in noninterest-bearing deposits and money market accounts.
Total stockholders’ equity increased $33.6 million, or 23.9%, to $174.2 million at September 30, 2021, compared to $140.7 million at December 31, 2020. This growth was due to new capital raised as a result of the IPO as well as strong earnings for the year.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decision and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.002% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$158,255	13.8%	$102,559	9.9%
Residential	135,862	11.8%	152,212	14.7%
Commercial	647,694	56.3%	514,923	49.8%
Commercial and industrial	178,285	15.5%	187,839	18.2%
PPP Loans	20,265	1.8%	66,556	6.4%
Consumer and other	8,979	0.8%	9,644	1.0%
Gross Loans	1,149,340	100.0%	1,033,733	100.0%
Deferred loan fees	(3,893)		(3,618)
Allowance for loan losses	(14,097)		(11,859)
Loans, net	$1,131,350		$1,018,256
Gross loans increased $115.6 million, or 11.2%, to $1.1 billion as of September 30, 2021 as compared to $1.0 billion as of December 31, 2020. The net increase in the Company’s gross loans was due to organic growth of $161.9 million and offset by a net decrease of $46.3 million in PPP loans. During the nine months ended September 30, 2021, the Company’s participation in the PPP program resulted in new loans of $31.7 million and forgiveness of $78.0 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2020.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
The Company is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 81.9% of our gross loans were secured by real property as of September 30, 2021, compared to 74.4% as of December 31, 2020. The Company believes that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which the Company operates, which consist primarily of wholesale/retail and related businesses.

Commercial real estate loans were 56.3% of total gross loans as of September 30, 2021 and represented 49.8% of total gross loans as of December 31, 2020. C&D loans were 13.8% of total gross loans as of September 30, 2021, and represented 9.9% of total gross loans as of December 31, 2020. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 252.8% as of September 30, 2021 and 225.2% as of December 31, 2020. C&D loans represented 88.7% of total risk-based Bank capital as of September 30, 2021 as compared to 71.9% as of December 31, 2020. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of September 30, 2021 and December 31, 2020 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $55.7 million, or 54.3%, to $158.3 million as of September 30, 2021 from $102.6 million as of December 31, 2020. The majority of this increase was due to continued loan growth primarily in the Birmingham and Huntsville, Alabama and Georgia markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 68.3% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $18.7 million, or approximately 13.7% of our residential portfolio as of September 30, 2021. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 17.0% of the portfolio. Other residential loans make up the remaining 1.0% of the portfolio.
Residential multi-family loans decreased $16.4 million, or 10.7%, to $135.9 million as of September 30, 2021 from $152.2 million as of December 31, 2020. The majority of this decrease was due to three substantial loans being paid off in the Auburn/Opelika, Alabama market.
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

Commercial real estate loans increased $132.8 million, or 25.8%, to $647.7 million as of September 30, 2021 from $514.9 million as of December 31, 2020. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of September 30, 2021, the Company’s commercial real estate portfolio was comprised of $269.4 million in non-owner occupied commercial real estate loans and $66.4 million in commercial construction loans.
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
Commercial and industrial loans decreased $9.6 million, or 5.1% to $178.3 million as of September 30, 2021 from $187.8 million as of December 31, 2020. The Company sold a $20.6 million loan to USDA during the first quarter of 2021 that was originated at the end of 2020, resulting in a gain of $2.8 million.
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
Consumer and other loans (non-real estate loans) decreased $665,000, or 6.9%, to $9.0 million as of September 30, 2021 from $9.6 million as of December 31, 2020.
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
At September 30, 2021 and December 31, 2020 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $73.0 million and $43.6 million, respectively. We sell participations to manage our credit exposures to borrowers. At September 30, 2021 and December 31, 2020, we purchased loan participations totaling $47.4 million and $24.7 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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
The allowance for loan losses was $14.1 million at September 30, 2021 compared to $11.9 million at December 31, 2020, an increase of $2.2 million, or 18.9%. Additional provisions were recorded based on overall growth in loans.

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Average loans, net of unearned income	$1,122,741	$994,066	$1,093,684	$936,500
Loans, net of unearned income	$1,145,447	$1,001,853	$1,145,447	$1,001,853
Allowance for loan losses at beginning of the period	$13,339	$10,502	$11,859	$9,265
Charge offs:
Construction and development	—	—	—	—
Residential	—	1	44	48
Commercial	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	4	2	15
Total charge offs	—	5	46	63
Recoveries:
Construction and development	—	—	—	—
Residential	7	7	12	9
Commercial	—	—	—	—
Commercial and industrial	1	10	14	122
Consumer and other	—	2	8	83
Total recoveries	8	19	34	214
Net charge offs (recovery)	$(8)	$(14)	$12	$(151)

Provision for loan losses	$750	$1,600	$2,250	$2,700
Balance at end of period	$14,097	$12,116	$14,097	$12,116
Ratio of allowance to end of period loans	1.23%	1.21%	1.23%	1.21%
Ratio of net charge offs (recovery) to average loans	0.00%	0.00%	0.00%	(0.02)%
Net recoveries for the three months ended September 30, 2021 totaled $8,000, a decrease of $6,000 compared to net recoveries of $14,000 for the three months ended September 30, 2020. Net charge offs for the nine months ended September 30, 2021 totaled $12,000, an increase of $163,000 compared to net recoveries of $151,000 for the nine months ended September 30, 2020.
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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, the Company measures impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to the Company’s attention as part of its problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $10.1 million at September 30, 2021. Of this amount, $10.0 million, or 98.6%, are two commercial properties. One property for $2.9 million, located in Birmingham, Alabama, is under contract for sale with no loss expected. The second property for $7.1 million is located in Oxford, Alabama. There is significant interest in the property and a sale is expected within the next twelve months, pending the expiration of the borrower’s statutory right of redemption.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased approximately $201,000 from December 31, 2020 to September 30, 2021. The net decrease was primarily the result of three loans that paid-off and two loans that were moved back to accruing, and offset by four loans added as non-accruing.

Nonperforming Assets

The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	September 30,		December 31,
	2021	2020	2020
	(dollars in thousands)

Nonaccrual loans	$3,308	$10,905	$3,418
Past due loans 90 days or more and still accruing interest	—	21	91
Total nonperforming loans	3,308	10,926	3,509
OREO	10,146	6,582	10,224
Repossessed equipment(1)	—	1,000	—
Total nonperforming assets	$13,454	$18,508	$13,733

Troubled debt restructured loans – nonaccrual(2)	1,041	593	479
Troubled debt restructured loans – accruing	1,085	1,270	1,275
Total troubled debt restructured loans	$2,126	$1,863	$1,754

Allowance for loan losses	$14,097	$12,116	$11,859
Gross loans outstanding at the end of period	$1,149,340	$1,005,980	$1,033,733
Allowance for loan losses to gross loans	1.23%	1.20%	1.15%
Allowance for loan losses to nonperforming loans	426.15%	110.89%	337.96%
Nonperforming loans to gross loans	0.29%	1.09%	0.34%
Nonperforming assets to gross loans and OREO	1.16%	1.83%	1.32%

Nonaccrual loans by category:
Real Estate:
Construction and Development	$1,972	$1,144	$977
Residential Mortgages	339	913	857
Commercial Real Estate Mortgages	690	8,751	1,478
Commercial and Industrial	300	91	84
Consumer and other	7	6	22
	$3,308	$10,905	$3,418
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

The securities portfolio consists of securities classified as available for sale and held to maturity. All available for sale securities are reported at fair value. Securities available for sale consist primarily of state and municipal securities, mortgage-backed securities and U.S. government sponsored agency securities. All held to maturity securities are recorded at amortized cost. Securities held to maturity consist of state and municipal securities. We determine the appropriate classification at the time of purchase.
The following table summarizes the fair value of the securities portfolio as of September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities Available for Sale
U.S. Treasury securities	$7,832	$123	$—	$7,955
U.S. Government Sponsored Enterprises (GSEs)	9,477	170	(75)	9,572
State and municipal securities	49,181	2,603	(32)	51,752
Corporate debt securities	10,282	363	(19)	10,626
Asset based securities	10,635	123	(12)	10,746
Mortgage-backed GSE residential/multifamily	22,397	297	(28)	22,666
Total securities available for sale	$109,804	$3,679	$(166)	$113,317

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,678	539	(18)	20,199
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$19,678	$539	$(18)	$20,199
Total securities	$129,482	$4,218	$(184)	$133,516

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	9,154	246	(34)	$9,366
State and municipal securities	64,468	3,531	(58)	$67,941
Corporate debt securities	8,286	188	(5)	$8,469
Asset based securities	9,035	76	—	$9,111
Mortgage-backed GSE residential/multifamily	18,753	394	(33)	$19,114
Total securities available for sale	$109,696	$4,435	$(130)	$114,001

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	—	—	—	—
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—
Total securities	$109,696	$4,435	$(130)	$114,001

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2021, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At September 30, 2021, BOLI totaled $22.1 million compared to $22.5 million at December 31, 2020. The decrease represents a reduction in the policies’ total value due to an insured’s death net of increases in the cash surrender value.
Deposits
Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. The Bank also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep program. The Company is a member of the Promontory network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. Promontory allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.
Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.
Total deposits at September 30, 2021 were $1.3 billion, representing an increase of $196.7 million, or 17.3%, compared to $1.1 billion at December 31, 2020. As of September 30, 2021, 28.4% of total deposits were comprised of noninterest-bearing demand accounts, 51.2% of interest-bearing non-maturity accounts and 20.4% of time deposits.
The following table summarizes our deposit balances as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total

Noninterest-bearing transaction	380,111	28.4%	290,867	25.5%
Interest-bearing transaction	631,709	47.3%	475,757	41.8%
Savings	51,657	3.9%	42,731	3.7%
Time deposits, $250,000 and under	241,939	18.1%	293,707	25.8%
Time deposits, over $250,000	30,906	2.3%	36,599	3.2%
Total deposits	1,336,322	100.0%	1,139,661	100.0%

The following tables set forth the maturity of time deposits as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100	$27,535	$65,498	$10,563	$2,618	$106,214
Time deposits, $100 through $250	21,934	85,055	27,480	1,256	135,725
Time deposits, over $250	6,653	21,422	1,648	1,183	30,906
Total time deposits	$56,122	$171,975	$39,691	$5,057	$272,845

	December 31, 2020
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100	$45,611	$81,284	$28,110	$15,506	$170,511
Time deposits, $100 through $250	28,223	76,774	15,565	2,634	123,196
Time deposits, over $250	9,023	24,753	604	2,219	36,599
Total time deposits	$82,857	$182,811	$44,279	$20,359	$330,306
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
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2021 and December 31, 2020, we had borrowing capacity from the FHLB of $77.9 million and $65.7 million, respectively. We had $26.9 million in short-term FHLB borrowings as of September 30, 2021 and $30.9 million as of December 31, 2020. We had no long-term FHLB borrowings as of September 30, 2021 and December 31, 2020. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)

Amount outstanding at end of period	$26,900	$30,900
Weighted average interest rate at end of period	0.35%	0.73%
Maximum month-end balance	$31,900	$32,750
Average balance outstanding during the period	$32,215	$21,448
Weighted average interest rate during the period	0.50%	2.50%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of September 30, 2021 and December 31, 2020, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained a $25.0 million line of credit with First Horizon, which was extended in November 2020 and matures in August 2022 (the “Line of Credit”). The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate of 90-day LIBOR plus 2.50% with a LIBOR floor of 0.50%, and requires quarterly interest payments. The Company utilized $8.0 million of the Line of Credit in connection with the purchase of East Alabama and another $4.5 million to redeem subordinated debt of $4.5 million. The balance outstanding as of September 30, 2021 was $12.5 million.
Subordinated Debt Securities. In June 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “Notes”). The Notes bore interest at 6.625% per annum, payable semiannually in arrears on January 1 and July 1 of each year until July 2021. Thereafter interest was payable quarterly in arrears at an annual floating rate equal to three-month LIBOR as determined for the applicable quarter plus 5.412%. The Company repaid the Notes in full on June 23, 2021.
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
As of September 30, 2021, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

We and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” as of the dates reflected in the table below.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2021

Tier 1 capital (to average assets)
Company	$153,193	10.02%	$61,171	4.00%	$—	—
Bank	$164,348	10.75%	$61,171	4.00%	$76,464	5.00%

CET 1 capital (to risk-weighted assets)
Company	$153,193	11.36%	$94,360	7.00%	$—	—
Bank	$164,348	12.19%	$94,360	7.00%	$87,620	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$153,193	11.36%	$114,580	8.50%	$—	—
Bank	$164,348	12.19%	$114,580	8.50%	$107,840	8.00%

Total capital (to risk-weighted assets)
Company	$167,290	12.41%	$141,540	10.50%	$—	—
Bank	$178,445	13.24%	$141,540	10.50%	$134,800	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets)
Company	$135,196	12.09%	$117,385	10.50%	$—	—
Bank	$142,711	12.77%	$117,385	10.50%	$111,795	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at September 30, 2021.

	Payments Due as of September 30, 2021
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$228,097	$44,562	$186	$272,845
FHLB advances	20,900	6,000	—	26,900
Short-term borrowings	12,498	—	—	12,498
Total contractual obligations	$261,495	$50,562	$186	$312,243
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
The following table summarizes commitments we have made as of the dates presented.

	September 30, 2021	December 31, 2020
	(dollars in thousands)

Commitments to extend credit	$243,867	$181,925
Standby letters of credit	3,537	2,814
Total	$247,404	$184,739
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of September 30, 2021	As of September 30, 2020
Change in Interest Rates (Basis Points)
+400	25.35	11.06
+300	19.01	8.38
+200	12.60	5.53
+100	6.19	2.70
-100	(1.54)	(0.35)
-200	(6.98)	(4.75)
-300	(12.42)	(10.28)
-400	(17.24)	(15.14)

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
Securities. Investment securities may be classified into trading, held to maturity, or available for sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and intent to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as trading or held to maturity are available for sale and are reported at fair value with unrealized gains and losses excluded from earnings but included in the determination of other comprehensive income. Management uses these assets as part of its asset/liability management strategy. These securities may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value determined to be other-than-temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, charge offs, unamortized deferred fees and costs on originated loans, and premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight-line method, which is not materially different from the effective interest method required by GAAP.
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
Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if repayment is collateral dependent. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for loan loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Final Prospectus filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Interest Rate Sensitivity and Market Risk.” Additional information as of September 30, 2021, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Interest Rate Sensitivity and Market Risk.”
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
On August 12, 2021, we sold 996,429 new shares of our common stock at a public offering price of $19.00 per share in our IPO, and on August 19, 2021, we sold an additional 300,000 at the public offering price pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. In addition, selling stockholders sold 1,003,571 shares of common stock. The offering resulted in approximately $21.1 million of net proceeds, after deducting underwriting discounts and commissions, and offering expenses, to us, and approximately $17.7 million to the selling stockholders. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257915), which the SEC declared effective on August 11, 2021. Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc. acted as underwriters. The offering commenced on July 30, 2021, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus that was filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

On November 9, 2021, James Lynch provided notice to Southern States that he will cease serving on the board of directors of Southern States and Southern States Bank effective November 9, 2021. Mr. Lynch’s resignation is not based on any disagreement with Southern States on any matter relating to its operations, policies or practices.

Mr. Lynch was serving as the board representative of Patriot Financial Partners II, L.P. and its affiliates (collectively, “Patriot”) pursuant to that certain Stock Purchase Agreement by and among Southern States and the purchasers identified on the signature pages thereto, dated as of December 27, 2016 (the “Stock Purchase Agreement”). Patriot will continue to have a right to designate a board representative to the Southern States and Southern States Bank board as long as Patriot continues to own at least 50% of the securities originally purchased by Patriot pursuant to the Stock Purchase Agreement, or 4.9% of Southern States’ issued and outstanding common stock.

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

SOUTHERN STATES BANCSHARES, INC.

Date: November 12, 2021	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
{N4407029.2}