Form 10-K
period 2021-12-31
Southern States Bancshares, Inc.
filed 2022-03-18
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-40727
_____________________________
+
Southern States Bancshares, Inc.
(Exact name of registrant as specified in its charter)
_____________________________

Alabama	26-2518085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Quintard Ave., Anniston, AL	36201

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (256) 241-1092
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	SSBK	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
On August 12, 2021, the registrant’s common stock began trading on the NASDAQ Global Select Market under the symbol “SSBK”. Accordingly, as of June 30, 2021 (the date of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock was not listed on an exchange and, therefore, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be reasonably determined.

As of March 17, 2022, the registrant had 8,749,878 shares of common stock, $5 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders of Southern States Bancshares, Inc. to be held on May 18, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Southern States Bancshares, Inc. (“Southern States” or the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect our current expectations and beliefs with respect to, among other things, future events and our financial performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. This may be especially true given the current COVID-19 pandemic and uncertainty about its continuation. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the dates made, we cannot give any assurance that such expectations will prove correct and actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.
These statements are often, but not always, made through the use of words or phrases such as “may,” “can,” “should,” “could,” “to be,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “target,” “project,” “would” and “outlook,” or the negative version of those words or other similar words or phrases of a future or forward-looking nature. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and may include statements about business strategy and prospects for growth, operations, ability to pay dividends, competition, regulation and general economic conditions.
There are or may be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
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
•the composition of and future changes in our management team and our ability to attract and retain key personnel;
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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the “Risk Factors” included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SUMMARY RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks summarized below, together with the information in Item 1A – Risk Factors and all other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

•The long-term effects of the current COVID-19 pandemic are unknown, continue to evolve, and could ultimately impact general economic activity, financial resources, demand for banking services, and result in governmental responses, which could result in negative effects on our business, financial condition, liquidity and results of operations.
•We may face risks in participating as a lender in the PPP program.
•Our business is concentrated in, and largely dependent upon, the continued growth of, and economic conditions in, the markets where we operate.
•Our profitability is vulnerable to interest rate fluctuations.
•The elimination of the London Interbank Offered Rate (“LIBOR”) and its replacement by other benchmark rates and the market acceptance of alternative indexes could adversely impact our business and results of operations.
•We could suffer losses from a decline in the credit quality of our assets.
•A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market (such as the impact of COVID-19 on the hospitality industry) could negatively affect our business.
•Our allowance for estimated loan losses may not be adequate, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.
•Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.
•Our financial performance will be negatively impacted if we are unable to execute our growth strategy, including branch expansions into new markets.
•Our liquidity needs might adversely affect our financial condition and results of operations.
•We may not be able to adequately measure and limit the credit risks associated with our loan portfolio, which could adversely affect our profitability.
•As a community banking institution, we have smaller lending limits and different lending risks than certain of our larger, more diversified competitors.
•Our business success and growth depends significantly on key management personnel and our ability to attract and retain key people.

Risks Related to Banking Regulation

•The banking industry is subject to extensive regulation.
•Banking agencies periodically conduct examinations, and failure to comply with any supervisory actions could result in materially adverse effects.
•FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.
•Banks are subject to minimum capital requirements by regulators.
•The Federal Reserve may require us to commit capital resources to support the Bank.
•The Bank may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.
•The Company is an entity separate and distinct from the Bank.
•The Bank is the Company’s principal asset, and all of the Bank’s outstanding stock has been pledged to secure a line of credit with First Horizon (the "Line of Credit").
•The Company depends on dividends from the Bank, and a bank’s ability to pay dividends is subject to restriction.
•The banking industry is highly competitive and technology in the industry is continually evolving.

Risks Related to an Investment in Our Common Stock

•An active, liquid market for our common stock may not be sustained.
•The market price of our common stock may be subject to substantial fluctuations.
•Institutional holders own a significant amount of our common stock.
•Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
•The rights of our common stockholders are subordinate to the rights of the holders of any debt and may be subordinate to any series of preferred stock that we may issue in the future.
•Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult, which could adversely affect our common stock.
•There are also substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.
•We are an “emerging growth company” and subject to reduced SEC reporting requirements.
•Any deficiencies in our financial reporting or internal controls could materially and adversely affect our business and the market price of our common stock.
•Securities analysts may not initiate or continue coverage on us.
•An investment in our common stock is not an insured deposit and is subject to risk of loss.
•Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

General Risk Factors

•The implementation of the Current Expected Credit Loss (“CECL”) accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
•Use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.
•Southern States is subject to information technology and cybersecurity risk.
•The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.
•Southern States depends on the accuracy and completeness of information about customers and counterparties.
•Southern States is subject to reputational risk.
•Southern States historical growth rate and performance may not be indicative of future results.
•The internal controls that Southern States has implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.
•Changes in accounting standards could materially impact Southern States’ financial statements.
•Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.
•The continuation of the COVID-19 pandemic, or other events that could affect the world economy, could have negative effects on our business.
•Southern States is subject to risk from lawsuits and changing laws and regulations.
•Market interest rates declined significantly during 2020, and generally remained low in 2021, but economic stimulus in response to the COVID-19 pandemic and as well materials shortages may increase inflation and interest rates.
•Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.
•Liquidity risks could affect operations and jeopardize our financial condition.
•Many new activities and expansion plans are subject to regulatory approvals
•Southern States is subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
•Southern States is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by Southern States with respect to these laws could result in significant liability.
•The obligations associated with being a public company require significant resources and management attention.

PART I

Item 1. & 2. Business and Properties

Company Overview

We are a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly-owned subsidiary, Southern States Bank, an Alabama banking corporation formed in 2007. The Bank is a full service community banking institution, which offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our franchise is focused on personalized, relationship-driven service combined with local market management and expertise to serve small and medium size businesses and individuals.

In October 2015, we completed our acquisition of Columbus Community Bank in Columbus, Georgia. In September 2019, we completed our acquisition of Wedowee, Alabama based East Alabama Financial Group, Inc. (“East Alabama”) and its subsidiary bank, Small Town Bank (“Small Town Bank”).

Through our Bank, we engage in the business of banking, which consists primarily of accepting deposits from the public and making loans and other investments. Our principal sources of funds for loans and investments at our Bank are demand, time, savings, and other deposits and the amortization and prepayments of loans and investments. Our principal sources of income are interest and fees collected on loans, interest and dividends collected on other investments, fees earned from the origination and sale of residential mortgage loans, SBA/USDA fees, and service charges. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead expenses.

Our Markets

We provide banking services from 15 offices in Alabama and Georgia. Our primary service areas in Alabama are Anniston, Auburn, Birmingham and Huntsville with a presence extending into Calhoun, Lee, Jefferson, Talladega, Madison, Cleburne and Randolph Counties of Alabama and their surrounding areas. In Georgia, we serve the Columbus metropolitan statistical area (“MSA”), as well as Carroll, Coweta, and Dallas Counties in the greater Atlanta MSA. The Bank also operates a loan production office (“LPO”) in Atlanta, Georgia.

Our markets are a mix of higher-growth areas and stable markets with strong core deposits. We find strength in the stability of our rural markets coupled with higher growth potential in metropolitan areas such as Atlanta, Birmingham, Huntsville and Auburn.

Corporate Information

Our principal executive office is located at 615 Quintard Avenue, Anniston, Alabama 36201, and our telephone number is (256) 241-1092. We maintain an Internet website at www.southernstatesbank.net.

We make available at this address, free of charge, our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC's website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Properties

We provide banking services from 15 offices in Alabama and the Atlanta and Columbus, Georgia MSAs. We also operate a LPO in Atlanta, Georgia. Our executive offices and those of the Bank are located at 615 Quintard Avenue, Anniston, Alabama. The Bank also owns an operations center located at 1131 Wilmer Avenue, Anniston, Alabama 36202. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.

The Bank owns its main office building and eleven of its banking centers. The remaining facilities are occupied under lease agreements, with terms ranging from one to two years, with extension options.

Competition

Southern States Bank faces substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. The banking and financial services industry is highly competitive, and we compete with a wide range of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision applicable to us.

Interest rates on loans and deposits, as well as prices on fee-based services are typically significant competitive factors within the banking and financial services industry. Other important competitive factors in our industry and markets include office locations and hours, quality of client service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer excellent banking products and services.

Competition involves efforts to retain current customers, obtain new loans and deposits, increase types of services offered, and offer competitive interest rates on deposits and loans. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad suite of financial solutions, our high-quality client service culture, our positive reputation and our longstanding community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain clients.

Employees and Human Capital Management

As of December 31, 2021, we had 196 total employees, of which 191 were classified as full time. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

We are committed to fostering, cultivating, and preserving a culture of diversity and inclusion. We are working to cultivate our leaders and shape future talent to help us meet the needs of our customers now and in the future. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and our achievement as well. We embrace our employee’s differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

Our commitment is to have diversity represented at all levels within the bank including our board of directors, executive management, leadership, workforce, suppliers, and vendors. All employees of Southern States Bank have a responsibility to always treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion at work and within our communities.

We incorporate annual training on “Valuing Diversity” along with other technical and professional development programs. Our emphasis on training allows employees to enhance and expand their abilities.

We offer competitive compensation to attract and retain talent. Our generous total rewards package includes market-competitive salary, bonuses, short-term and long-term equity incentives, healthcare and retirement benefits, and paid time off. Approximately 25% of our employees own stock in us. Employees have regular performance reviews and salary raises commensurate with performance.

With the outbreak of COVID in 2020, we sought to protect the health and well-being of our employees by adopting the ability of employees to work at home, practicing social distancing within our offices, and developing other procedures such as wearing of masks and frequent sanitizing of our workspaces. We worked with employees who had particular needs or concerns about the virus and safety of working within our offices. We continue to evolve to meet our employees’ health, wellness, and work-life balance needs.

Supervision and Regulation

General

Bank holding companies and banks are regulated extensively under both federal and state law. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of stockholders or any other group.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity, sensitivity to market risks and various other factors.

Composite ratings are based on evaluations of an institution’s managerial, operational, financial and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings. The federal bank regulatory agencies are reviewing the CAMELS rating system and the consistency of such ratings.

These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, a failure to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to Southern States and Southern States Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of Southern States and Southern States Bank.

Southern States

Southern States is registered as a bank holding company with the Federal Reserve. Southern States is subject to examination, regulation and supervision by the Federal Reserve under the Bank Holding Company Act ("BHCA") of 1956, as amended, as well as the Alabama State Banking Department ("ASBD"). Southern States is required to file annual reports and such additional information as the Federal Reserve may require.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. See “Transactions with Affiliates.”

Federal and state laws regulate Southern States’ corporate governance, its investment authority, its manner of doing business, its employment practices, its consumer privacy policies and procedures, its relationship with Southern States Bank and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business.

Southern States Bank

Southern States Bank is chartered by the ASBD. Southern States Bank is also a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured, as provided by law, by the Deposit Insurance Fund ("DIF"). Southern States Bank is subject to supervision, regulation, and examination by the FDIC and ASBD. Southern States Bank is also subject to various requirements and restrictions under federal and state law, including capital adequacy requirements, requirements to maintain reserves against deposits, requirements under the Community Reinvestment Act ("CRA"), restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of Southern States Bank are also affected by various consumer laws and regulations, including regulations of the Consumer Financial Protection Bureau (“CFPB”), and other state and federal agencies relating to equal credit opportunity, truth in lending disclosures, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Strict compliance at all times with state and federal banking laws, as well as other laws, is and will continue to be required. Southern States Bank believes that the experience of its executive management will assist it in its continuing efforts to achieve the requisite level of compliance. Certain provisions of state law may be preempted by existing and future federal laws, rules and regulations, and no prediction can be made as to the impact of preemption on state law or the regulation of Southern States Bank thereunder.

Enforcement Powers of Federal and State Banking Agencies

The federal and state bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose cease and desist orders, substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed below under “Prompt Corrective Action and Other Consequences of Capital Adequacy,” the appropriate bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Payment of Dividends and Repurchases of Capital Instruments

Southern States is a legal entity separate and distinct from Southern States Bank. Southern States’ principal source of cash flow, including cash flow to pay dividends to its stockholders, is dividends Southern States Bank pays to Southern States as Southern States Bank’s sole stockholder. Statutory and regulatory limitations apply to Southern States Bank’s payment of dividends to Southern States as well as to Southern States’ payment of dividends to its stockholders. The Federal Reserve’s policy that a bank holding company should serve as a source of strength to its subsidiary banks includes the position that a bank holding company should generally only pay dividends or other capital distributions from current year earnings. The Federal Reserve also has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Southern States’ ability to pay dividends is also subject to the provisions of Alabama corporate law.

Federal Reserve Supervisory Letter SR-09-4 (February 24, 2009), as revised December 21, 2015 and July 24, 2020, applies to dividend payments, stock redemptions and stock repurchases. Prior consultation with the Federal Reserve supervisory staff is required before:

•declaring and paying a dividend that could raise safety and soundness concerns (for example, declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid);
•redemptions or repurchases of capital instruments when the bank holding company is experiencing financial weakness; and
•redemptions and purchases of common or perpetual preferred stock which would reduce Tier 1 capital at end of the period compared to the beginning of the period.

Bank holding company directors must consider different factors to ensure that the company dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•its net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The capital rules further limit permissible dividends, stock repurchases and discretionary bonuses by the Bank unless the Bank meets the capital conservation buffer requirement discussed under “Capital Adequacy” below.

The ASBD also regulates Southern States Bank’s dividend payments. Under Alabama law, a state-chartered bank has to maintain a capital surplus equal to at least 20% of its capital. The Bank has a capital surplus at least equal to 20% of its capital. Thereafter, the prior approval of the Alabama Superintendent of Banks is required for its payment of dividends if the total of all dividends declared by a bank in any calendar year will exceed the total of (1) the bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends, withdrawals or transfers may be made from the bank’s surplus without the prior written approval of the Superintendent.

Southern States and Southern States Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines or provisions in debt instruments and contracts. Bank regulatory agencies have the authority to prohibit bank holding companies and banks from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending on the financial condition of a bank holding company and of its subsidiary bank, could under certain circumstances be deemed an unsafe or unsound practice, and therefore restricted.

Under the Federal Deposit Insurance Act, an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company if it is undercapitalized or if such payment would cause it to become undercapitalized.

Restrictions on Acquisitions and Certain Activities

As a bank holding company, Southern States must obtain prior approval of the Federal Reserve before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The BHCA also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for Southern States Bank. A bank holding company may engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Banks are also subject to restrictions on the types of activities that they are permitted to engage in under regulations of the ASBD and the FDIC, which are generally limited to the business of banking and activities that are incidental to the business of banking.

Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Southern States has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to exist under certain circumstances between 5.00% and 24.99% ownership.

The Federal Reserve may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

Moreover, poor examination ratings, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations, or other factors can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or to continue to conduct existing activities.

Company Expected to be Source of Financial Strength for Bank Subsidiary

Under Federal Reserve policy and the Federal Deposit Insurance Act, Southern States is expected to act as a source of financial strength to, and to commit resources to support, Southern States Bank. This support may be required at times when, absent such Federal Reserve policy, Southern States may not be inclined to provide it.

In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to the lesser of 5.0% of the bank's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions may be responsible for any losses to the FDIC’s DIF, if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

Capital Adequacy

The various federal banking agencies, including the Federal Reserve and FDIC, have adopted risk-based capital requirements for assessing bank and bank holding company capital adequacy. These standards establish minimum capital standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier 1 capital consists generally of common equity tier 1 capital (generally comprised of common stockholders’ equity and retained earnings) and additional tier 1 capital (includes, among other things, certain types of noncumulative perpetual preferred stock) and is reduced by goodwill and certain other intangible assets. Tier 2 capital generally includes the allowance for possible loan losses (subject to certain limitations) and certain types of subordinated debt and cumulative perpetual preferred stock. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors and apply them to their assets which results in risk-adjusted assets.

The capital standards impose the following minimum capital requirements:

•a ratio of common equity tier 1 capital to total risk-weighted assets of 4.5%,
•a ratio of tier 1 capital to total risk-weighted assets of 6%,
•a ratio of total capital to total risk-weighted assets of 8%, and
•a ratio of tier 1 capital to adjusted average total assets of 4%.

In addition to these minimum regulatory capital ratios, the regulations establish a capital conservation buffer with respect to the first three ratios listed above. Specifically, banking organizations must hold common equity tier 1 capital in excess of their minimum risk-based capital ratios by at least 2.5% of risk-weighted assets in order to avoid limits on capital distributions (including dividend payments, discretionary payments on tier 1 instruments, and stock buybacks) and certain discretionary bonus payments to executive officers. Thus, when including the 2.5% capital conservation buffer, a bank holding company and a bank’s minimum ratio of common equity tier 1 capital to risk-weighted assets becomes 7%, its minimum ratio of tier 1 capital to total risk-weighted assets becomes 8.5%, and its minimum ratio of total capital to risk-weighted assets becomes 10.5%.

These guidelines are only minimum standards and regulators expect bank holding companies and banks to maintain capital well above these minimum requirements. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business, including in certain circumstances, the appointment of a receiver.

The federal banking agencies finalized a rule in November 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a leverage ratio of greater than 9% (subsequently temporarily reduced to 8% for 2020 and 8.5% for 2021 as a COVID-19 relief measure) to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would not be subject to other capital and leverage requirements and would be considered well capitalized as long as it continued to meet the requirements of the CBLR framework. We have not elected to use the CBLR framework and it is uncertain if Southern States will elect to utilize the CBLR framework in the future, as it believes it will continue to calculate the other capital measures, which provide comparable information to other publicly traded banking institutions.

As a bank holding company with less than $3 billion in total consolidated assets, Southern States is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, Southern States’ capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes.

Prompt Corrective Action and Other Consequences of Capital Adequacy

The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized as set forth below. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating:

•well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;
•“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and has a leverage capital ratio of 4% or greater;
•“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5% or has a leverage capital ratio of less than 4%;
•“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or
•“critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.

The federal bank regulatory agencies have authority to require additional capital and have indicated that higher capital levels may be required in light of market conditions and risk.

The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to, among other things, growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan or fails to implement its plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, to sell to another bank or bank holding company, to reduce total assets, to restrict interest rates paid on deposits, to replace the board of directors or management and to cease receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within ninety (90) days of the date on which they become critically undercapitalized, and are subject to other restrictions.

Business activities may be influenced by an institution’s capital classification. For example, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” institution may accept such deposits only with prior regulatory approval. Such approval has historically been difficult to obtain.

General Regulatory Considerations

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

FIRREA provides that financial institutions and their affiliated parties (such as officers and directors) may be subject to civil money penalties for certain types of violations and misconduct. In addition, the FDIC was granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Federal and state banking laws subject banks to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. For example, such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. These laws also impose certain lending limits on such loans.

Community Reinvestment Act

The CRA requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution’s lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the CRA assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”

The federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new branches and other expansion activities and may prevent a company from becoming a financial holding company.

CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A financial holding company election, and such election and financial holding company activities are permitted to be continued, only if any affiliated bank has not received less than a “satisfactory” CRA rating.

USA Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA Patriot Act.” Title III of the USA Patriot Act requires financial institutions, including Southern States and Southern States Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA Patriot Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures, including know your customer, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the USA Patriot Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum:

•the development of internal policies, procedures, and controls;
•the designation of a compliance officer;
•an ongoing employee training program; and
•an independent audit function to test programs.

In addition, the USA Patriot Act requires regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger, acquisition and branch expansion transactions.

The U.S. Treasury Department has issued regulations under the USA Patriot Act. The regulations state that a depository institution will be deemed in compliance with the USA Patriot Act provided it continues to comply with the Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to FinCEN. Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

Recent FinCEN rules require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

FinCEN has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

Bank Mergers

Section 18(c) of the Federal Deposit Insurance Act, known as the “Bank Merger Act,” requires the written approval of a bank’s primary federal regulator before the bank may (1) acquire through merger or consolidation, (2) purchase or otherwise acquire the assets of, or (3) assume the deposit liabilities of, another bank. The Bank Merger Act prohibits the reviewing agency from approving any proposed merger transaction that would result in certain significant anti-competitive effects. In every proposed merger transaction, the reviewing agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, the bank's CRA performance, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities. In addition to FDIC approval, the Bank must also obtain the prior approval of the ASBD before acquiring or merging with another bank. The ASBD will consider similar criteria when reviewing an application.

Branching

Under Alabama law, Southern States Bank is permitted to establish additional branch offices within Alabama, subject to the approval of the ASBD. As a result of the Dodd-Frank Act, Southern States Bank may also establish additional branch offices outside of Alabama, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Alabama, must also be approved by the FDIC, as the Bank’s primary federal regulator. Southern States Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.

Lending Limits

Under Alabama law, the amount of loans which may be made by a bank in the aggregate to one person is limited. Alabama law provides that unsecured loans by a bank to one person may not exceed an amount equal to 10% of the capital and unimpaired surplus of the bank. If the amount exceeds such 10% level, the excess must be secured up to a limit of 20%. For purposes of calculating these limits, loans to various business interests of the borrower, including companies in which a substantial portion of the stock is owned or partnerships in which a person is a partner, must be aggregated with those made to the borrower individually. Loans secured by certain readily marketable collateral are exempt from these limitations, as are loans secured by deposits and certain government securities.

Guidance on Commercial Real Estate Concentrations

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include construction and development loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property, but it excludes owner-occupied real estate. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•Total loans for construction, land development and other land represent 100 percent or more of an institution’s total capital; or
•Total commercial real estate loans represent 300 percent or more of an institution’s total capital.

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depositary institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The assessment rate is based on a combination of factors, including certain financial data and its level of supervisory risk.

The FDIC may terminate the deposit insurance of a bank if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions with Affiliates

Southern States Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between Southern States and Southern States Bank will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Southern States or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Southern States or other affiliates. Such restrictions and limitations prevent Southern States or other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Consumer Financial Services

Southern States Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject us to substantial regulatory oversight. Violations of the applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for mergers or acquisitions or prohibition from engaging in such transactions even if approval is not required.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The following summarizes just a few of the provisions of the Dodd-Frank Act. While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is not yet determined. It is possible that existing rules may still be modified or repealed or that new rules may be implemented.

The Dodd-Frank Act changed the types of instruments that are eligible for tier 1 capital treatment at the holding company-level. It also called for the Federal Reserve to apply to bank holding companies the same minimum leverage and risk-based capital standards that apply to banks under the Federal Deposit Insurance Act’s prompt corrective action standards.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

The Dodd-Frank Act required fees charged by banks for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer and authorized the Federal Reserve to implement regulations with respect to this requirement.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with less than $10 billion in assets will be examined for compliance with consumer laws by their primary bank regulator.

The Dodd-Frank Act increased the regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and servicing requirements.

Mortgage Lending Rules

The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a proper determination of a borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then, the CFPB has made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability.

Financial Privacy and Cybersecurity Requirements

Federal law and regulations limit a financial institution’s ability to share consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to consumer customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations.

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal and state laws require notice to be provided to customers of a data breach incident under certain circumstances.

Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Financial institutions are also expected to implement procedures designed to address the risks posed by potential cyber threats, and to allow the institution to respond and recover effectively after a cyber-attack.

Other Legislation and Regulation

Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are considered from time to time by the executive branch of the federal government, Congress and various state governments. It cannot be predicted whether any of such legislative or regulatory proposals will be adopted and, if adopted, how these will affect Southern States and Southern States Bank.

Monetary and Fiscal Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans to customers and its securities holdings generally constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Southern States Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which members may borrow, and reserve requirements on deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and will continue to do so in the future. The nature and timing of any future changes in Federal Reserve policies and their impact on Southern States Bank cannot be predicted.

Item 1A. Risk Factors
RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

The long-term effects of the current COVID-19 pandemic are unknown, continue to evolve, and could ultimately result in negative effects on our business, financial condition, liquidity and results of operations.

The rapid spread and intensity of the COVID-19 pandemic has adversely impacted economic activity and conditions locally, nationally and worldwide. In particular, efforts to control the spread of COVID-19 led to shutdowns and stay-at-home orders, stock price declines, employee layoffs and rapid increases in unemployment and decreases in gross domestic product (“GDP”), and governmental programs to support the economy and provide market liquidity. As a result of the COVID-19 pandemic, we made changes to our daily operations. These measures included social distancing, limiting walk-in business and encouraging employees to work from home where practical. We expanded our Small Business Administration ("SBA") lending services through the Paycheck Protection Program ("PPP"). We also were eligible to borrow from the Federal Reserve’s discount window, but did not utilize any such borrowings.

Although several vaccines for COVID-19 have been developed and are being administered, it is not clear how effective they will be long-term or how long the pandemic or its effects will continue. We believe we have responded effectively to the COVID-19 pandemic, but it could continue to affect us in a number of other ways, including but not limited to:

•impacting the general economic stability and health of our geographic markets;
•changing demand for financial products in general, and initially increasing our loans as draws are made against existing loan commitments and lines of credit, and as we made PPP loans;
•increasing our deposits, at least in the short term, as loan proceeds are deposited in the Bank pending their expenditure, and as customers increase deposits to avoid more volatile market investments;
•impacting financial resources that are generally available to individuals and small and medium size business;
•accommodative changes in government fiscal and monetary policies to stabilize the economy and restore confidence and growth;
•stimulative monetary policy, including Federal Reserve bond purchases and reductions in the Federal Reserve’s target federal funds rate, and the potential for future interest rate increases due to inflation resulting from fiscal and monetary stimulus provided by the federal government as a result of the COVID-19 pandemic;
•financial stress on our borrowers leading to loan defaults at a rate that is higher than we anticipate;
•increases in our allowance for loan losses to reflect greater risks of losses;

•reductions in collateral values from their values when the loans were made, which increases the risks of potential losses, if we are forced to foreclose or otherwise realize the value of such collateral;
•potential stresses on our liquidity as we continue to serve increasing loan demand and if deposits decrease because of reduced customer revenues and income;
•our growth plans and strategy, including acquisitions;
•increasing cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote banking activity;
•increases in our internal controls and procedures needed to manage increased risks associated with the COVID-19 pandemic and government loan programs;
•as a result of monetary and fiscal stimulus in response to the COVID-19 pandemic in 2020 and 2021, as well as supply shortages and disruptions to supply chains during this pandemic, labor market disruptions, inflation and interest rates may increase, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations; and
•increases in the likelihood and magnitude of various of our other risks.

A continuation or resurgence of the COVID-19 pandemic, including through new variants or the lack of vaccine effectiveness, could also result in additional impacts to our business, financial condition, liquidity and results of operations. The ultimate effects of the COVID-19 pandemic is unknown at this time. We continuously seek to monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity or results of operations.

Southern States and Southern States Bank may face risks in participating as a lender in the PPP program.

The CARES Act established a loan program administered through the SBA, referred to as the PPP, which was extended and modified by subsequent legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous, evolving limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020. Continuing changes in the laws, rules and guidance regarding the operation of the PPP and ambiguities in the law expose us to risks relating to noncompliance with the PPP. Since the opening of the PPP, various other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. Southern States and the Bank could be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP.

Southern States business is concentrated in, and largely dependent upon, the continued growth of, and economic conditions in, the markets where Southern States operates.

Southern States’ operations are in Alabama and the Atlanta and Columbus, Georgia MSAs. Southern States’ success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these areas. Although customers’ business and financial interests may extend outside of these areas, adverse economic conditions in those areas could reduce Southern States’ growth rate, affect the ability of Southern States’ customers to repay their loans, affect the value of collateral underlying loans and affect Southern States’ ability to attract deposits. Adverse changes in the economic conditions in one or more of our local markets, including the continuing effects from the COVID-19 pandemic and the timing, strength and breadth of the recovery from the pandemic, could negatively affect our results of operations and our profitability, affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact Southern States’ charge offs and provisions for loan and credit losses, and our financial condition and results of operations. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. Any of these factors could adversely affect Southern States’ financial condition, results of operations and cash flows. Because of Southern States’ geographic concentration, Southern States may be less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

Certain markets are also affected by the growth of automobile manufacturing and related suppliers located in our markets and nearby, and the automobile industry and other industries have been adversely affected by supply chain disruptions and shortages. Auto sales are cyclical and are affected adversely by higher interest rates.

Southern States’ profitability is vulnerable to interest rate fluctuations.

Southern States’ profitability depends substantially upon its net interest income. Net interest income is the difference between the interest earned on assets (such as loans and securities held in Southern States’ investment portfolio) and the interest paid for liabilities (such as interest paid on deposits).

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which Southern States has no control, and such changes may have an adverse effect on Southern States’ net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect Southern States’ assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of Southern States’ floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge offs. Conversely, a decrease in the general level of interest rates could affect Southern States by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance, at lower interest rates, their loans more quickly or frequently than they otherwise would, and at current interest rates and with current yield curves, it would reduce our net interest income and margin. Southern States attempts to minimize the adverse effects of changes in interest rates by structuring its asset-liability composition in order to obtain the maximum spread between interest income and interest expense and its primary tool for managing interest rate risk is a simulation model that evaluates the impact of interest rate changes on net interest income and the economic value of equity. However, there can be no assurance that Southern States will be successful in minimizing the adverse effects of changes in interest rates.

We generally price our variable rate loans based on the prime interest rate. As of December 31, 2021, we had $608.2 million of variable rate loans. We also had $33.3 million of interest rate swaps and $12.5 million of Company secured borrowings, subject to a LIBOR-based variable rate, with fall back rates based on the SOFR rate.

Generally, the interest rates on Southern States’ interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. Even assets and liabilities with similar maturities or re-pricing periods may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. Changes in interest rates could materially and adversely affect Southern States’ financial condition and results of operations.

Generally, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have narrowed in recent years as a result of changing market conditions, policies of various government and regulatory authorities, and competitive pricing pressures, and Southern States cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads, and related decreases, could adversely affect Southern States’ results of operations, cash flows and financial condition.

An elimination of LIBOR or other benchmark rates and the lack of availability of alternative indexes could adversely impact our business and results of operations.

As of December 31, 2021, we had approximately 48 loans with balances of $127.5 million that use LIBOR interest rates. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. The U.S. federal banking agencies have told banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by December 31, 2021, and will be evaluating banks’ transition efforts as part of their examinations. We cannot predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments, including our loans, borrowings and interest rate swaps. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on certain of our products and contracts.

Southern States could suffer losses from a decline in the credit quality of the assets that Southern States holds.

Southern States could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. Southern States has adopted underwriting and credit monitoring procedures and policies that Southern States believes are appropriate to manage these risks, including the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance, and diversifying its credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect Southern States’ financial condition and results of operations. In particular, Southern States faces credit quality risks presented by past, current, and potential economic and real estate market conditions.

A significant portion of Southern States’ loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact Southern States’ business.

As of December 31, 2021, 82.8% of Southern States’ loan portfolio is secured by either residential or commercial real estate. As of December 31, 2021, Southern States had $147.5 million in residential real estate loans and $716.5 million in commercial real estate loans outstanding, representing 11.8% and 57.1%, respectively, of gross loans outstanding on that date. Loans in hospitality properties, including hotels, motels, restaurants and shopping centers, which were $156.1 million, representing 12.5% of our net loans outstanding at December 31, 2021, may be especially sensitive to economic conditions and the risks of the travel and retail industries, including the effects of COVID-19.

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case Southern States might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to Southern States. In that event, there could be a material adverse effect on Southern States’ financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in the loan loss allowance or loan charge offs, which in turn could have a material adverse effect on Southern States’ financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy in one of Southern States’ markets or in occupancy rates where a property is located could increase the likelihood of default.

We may foreclose upon and take title to or operate property in the ordinary course of business, which may subject us to environmental risk. Although management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, if hazardous substances are found on such property, or found in a greater extent than expected, Southern States could be liable for remediation costs, as well as for personal injury and property damage on such collateral.

Our limited geographic markets increase these risks. Most of the real estate securing Southern States’ loans is located in Alabama and Georgia. Because the value of this collateral depends upon local real estate market conditions and activity, and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of Southern States’ loan portfolio. Further, the concentration of real estate collateral in these markets limits Southern States’ ability to diversify the risk of such occurrences.

Southern States’ allowance for estimated loan losses may not be adequate to cover actual loan losses, which may require Southern States to take a charge to earnings and adversely impact its financial condition and results of operations.

Southern States maintains an allowance for estimated loan losses that Southern States believes is adequate to absorb any probable losses in its loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, the credit quality of Southern States’ loan portfolio and the performance of Southern States’ customers relative to their financial obligations with Southern States. Southern States periodically evaluates the loan portfolio and assigns risk grading to its loans, which can result in changes in the allowance for loan losses. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond Southern States’ control, and such losses may exceed the allowance for loan losses. Although Southern States believes that its allowance for estimated loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the allowance, the excess losses could adversely affect Southern States’ net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of Southern States’ loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on Southern States’ financial condition and results of operations.

Additionally, federal banking regulators, as part of their supervisory function, periodically review the adequacy of Southern States’ allowance for estimated loan losses. These agencies may require Southern States to establish additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require Southern States to increase the allowance for estimated loan losses, it would have a negative effect on Southern States’ financial condition and results of operations.

Any branch expansion into new markets might not be successful.

As part of Southern States’ ongoing strategic plan, Southern States may consider expansion into adjacent markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. There are substantial risks associated with opening or acquiring branches, including risks that

•revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs;
•branch acquisitions permit the existing customers to move their deposit and loan relationships and such runoff may adversely affect the expected benefits of such expansion;
•competing products and services and shifting market preferences might affect the profitability of such activities;
•integration costs and time and loss of branch personnel may make branch acquisitions more costly and less profitable than expected; and
•Southern States’ internal controls might be inadequate to manage the risks associated with new activities.

Furthermore, it is possible that Southern States’ unfamiliarity with new markets or lines of business might adversely affect the success of such actions. If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on Southern States’ financial condition and results of operations.

Acquisitions may disrupt Southern States’ business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than Southern States expects.

Southern States’ business strategy focuses on organic growth, including new hires and facilities, and growth through acquisitions of financial institutions. As a result of the COVID-19 pandemic, the market for acquisitions may be limited, and we may face increased difficulties pursuing growth through acquisitions. Southern States’ pursuit of acquisitions may disrupt Southern States’ business, and common stock that Southern States issues as merger consideration may dilute the book value or market value of our common stock, especially since an acquisition frequently involves the payment of a premium over book and market values. In addition, Southern States may fail to realize some or all of the anticipated benefits of completed acquisitions.

In addition, Southern States’ acquisition activities could be material to Southern States’ business and involve a number of significant risks, including the following:

•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in Southern States’ attention being diverted from the operation of Southern States’ existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that Southern States seeks to acquire;
•exposure to potential asset quality issues of the target company;
•intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than Southern States has;
•potential exposure to unknown or contingent liabilities of banks and businesses Southern States acquires, including, without limitation, liabilities for regulatory and compliance issues;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;
•incurring time and expense required to integrate the operations and personnel of the combined businesses;
•inconsistencies in standards, procedures, and policies that would adversely affect Southern States’ ability to maintain relationships with customers and employees;
•experiencing higher operating expenses relative to operating income from the new operations, creating an adverse short-term effect on Southern States’ results of operations;
•losing key employees and customers;
•the costs, time and risk of converting financial and customer data;
•integration of acquired customers into financial and customer product systems;
•potential changes in banking or tax laws or regulations that may affect the target company; or
•risks of marking assets and liabilities to current market values, and possible future impairment of goodwill and other intangibles resulting from acquisitions.

If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause Southern States to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that Southern States acquires could have an adverse effect on its profitability, return on equity, return on assets, or its ability to implement its strategy, any of which in turn could have a material adverse effect on its business, financial condition, and results of operation.

Southern States’ financial performance will be negatively impacted if Southern States is unable to execute its growth strategy.

Southern States’ current growth strategy is to grow organically, including through new hires and facilities, supplemented with select acquisitions. Southern States’ ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and Southern States may not be successful in continuing this organic growth. Southern States’ ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws, among other factors. Conversely, if Southern States grows too quickly and is unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect its financial condition and results of operations.

We experienced positive organic growth in 2021 and have made efficient hires of loan officers with quality customers. The COVID-19 pandemic, as well as its adverse effects on the economy, both short-term and long-term, and uncertainty by the public in general of the stability of the economy could hinder our growth plans, including the opening of new branches, the development of further business opportunities where we currently have branches, and acquisition activity.

If we are unable to execute on the acquisition of suitable banks for any reason, including changes in the market that make acquisitions less attractive, more costly, or more risky, our future growth plans, and our financial performance, could be impaired.

Southern States’ liquidity needs might adversely affect Southern States’ financial condition and results of operations.

The primary sources of liquidity for Southern States Bank are customer deposits, loan repayments and the sale or maturity of investment securities. Loan repayments are subject to credit risks. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

Therefore, Southern States Bank may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. Southern States Bank has lines of credit in place with the Federal Home Loan Bank of Atlanta and correspondent banks that Southern States believes are adequate to meet the Bank’s liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

The Company is a separate and distinct entity from the Bank, and depends on the issuance of capital stock and borrowings, which could include subordinated debt, as well as dividends from the Bank, for liquidity.

Southern States may not be able to adequately measure and limit the credit risks associated with its loan portfolio, which could adversely affect its profitability.

As a part of the products and services that Southern States offers, Southern States makes commercial and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant occupancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risks associated with Southern States loan portfolio could have an adverse effect on Southern States’ business, financial condition, and results of operations.

Rising unemployment, decreasing GDP, the closing, even if temporary, of non-essential businesses, and the overall negative effect on the economy from a prolonged COVID-19 pandemic could cause various of our customers to be unable to meet their loan obligations to us. Loan modifications and payment deferrals provide our borrowers with temporary relief, but such relief may be insufficient, depending on the length and severity of the COVID-19 pandemic and its effects on the economy. In addition to loan deferrals and modifications, we are participating in certain government programs designed to bolster the economy during the pandemic, such as the PPP, which is intended to fund borrowers’ payrolls and certain operating expenses, not to support existing borrowers’ loans. Our customers’ participation in other government programs also may stabilize their cash flows during a short to medium term pandemic, but may not prevent significant loan delinquencies and losses. In addition, we have loans that are not covered or supported by any government guarantees or program. Thus, we could experience various impairments of such loans, including a delay in payments of principal and interest, and borrowers may be unable to meet their loan payments timely. In the event we are forced to foreclose upon collateral securing our loans, the COVID-19 pandemic could cause losses in the original value of such collateral, and we may be unable to sell such collateral timely at reasonable prices. All of the foregoing could have adverse consequences on our business, results of operations and financial condition.

As a community banking institution, Southern States has smaller lending limits and different lending risks than certain of its larger, more diversified competitors.

Southern States is a community banking institution that provides banking services to the local communities in the market areas in which it operates. Southern States’ ability to diversify economic risks is limited by Southern States’ local markets and economies. Southern States lends primarily to individuals and small to medium-sized businesses, which may expose Southern States to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity, and less developed internal controls and financial reporting than larger entities. If economic conditions negatively impact our markets generally, and small to medium-sized businesses are adversely affected, Southern States’ financial condition and results of operations may be negatively affected. In addition, Southern States’ legally mandated lending limits are lower than those of certain of Southern States’ competitors that have more capital than Southern States has. These lower lending limits may discourage borrowers with lending needs that exceed Southern States’ limits from doing business with Southern States.

Our business success and growth depends significantly on key management personnel and our ability to attract and retain key people.

Southern States depends heavily upon its senior management team. Our success and growth depends, in large part, on our ability to attract and retain key people with customer relationships. We compete with other financial services companies for people primarily on the basis of compensation and benefits, support services and financial position. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. We may also be impacted by general labor market constraints. The loss of the services of a member of Southern States’ senior management team, or an inability to attract other experienced banking personnel, could adversely affect Southern States’ business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers, as well as the loss of special technical knowledge, experience, and skills of such individuals who are responsible for Southern States’ operations.

Risks Related to Banking Regulation

Southern States is subject to extensive regulation in the conduct of its business, which imposes additional costs on Southern States and adversely affects its profitability.

As a bank holding company, Southern States is subject to federal regulation under the Bank Holding Company Act of 1956 and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit Southern States’ operations significantly and control the methods by which Southern States conducts business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, capital levels, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which Southern States may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

Southern States also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new or additional regulations that may be adopted by Congress or the banking regulators. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact Southern States’ financial condition and results of operations.

Banking agencies periodically conduct examinations of Southern States’ business, including compliance with laws and regulations, and Southern States’ failure to comply with any supervisory actions to which Southern States becomes subject as a result of such examinations could materially and adversely affect Southern States.

Southern States and the Bank are subject to supervision and regulation by banking agencies that periodically conduct examinations of their businesses, including compliance with laws and regulations. Southern States and any nonbanking subsidiaries are subject to supervision and periodic examination by the Federal Reserve. The Bank is subject to supervision and periodic examination by the FDIC and the ASBD. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of Southern States’ business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of Southern States’ operations had become unsatisfactory, or that Southern States or its management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Southern States’ capital, to restrict Southern States’ growth, to timely transition away from LIBOR rates, to assess civil monetary penalties against Southern States, its officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Southern States’ deposit insurance. If Southern States becomes subject to any such a regulatory action, it could have a material adverse effect on Southern States’ business, financial condition, and results of operations. See “Item 1. & 2. Business and Properties—Supervision and Regulation.”

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

Southern States Bank is assessed a quarterly deposit insurance premium by the FDIC. The failure of banks nationwide during the financial crisis significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a DIF Restoration Plan, which required the DIF to attain a 1.35% reserve ratio by September 30, 2020. This ratio was attained in the third quarter of 2018. FICO assessments by the FDIC ended March 2019 and the Bank received small bank assessment credits from the FDIC aggregating $200,262 during the last six months of 2019 and no amounts in 2020. The Bank also realized an offset to its FDIC 2020 assessments of as a result of its participation in the PPP. This offset for the period ended December 31, 2021 was $25,300. Southern States Bank could be required to pay significantly higher premiums or additional special assessments, if, among other things, future bank failures deplete the DIF. This would adversely affect earnings, thereby reducing the availability of funds to pay dividends to Southern States.

Southern States and Southern States Bank are subject to capital requirements by regulators.

Applicable regulations require Southern States and Southern States Bank to maintain specific capital standards in relation to the respective credit risks of their assets and off-balance sheet exposures. Various components of these requirements are subject to qualitative judgments by regulators. Southern States Bank maintains a “well capitalized” status under the current regulatory framework. Southern States Bank’s failure to maintain a “well capitalized” status could affect customers’ confidence in Southern States Bank, which could adversely affect its ability to do business. In addition, failure to maintain such status could also result in restrictions imposed by regulators on Southern States Bank’s growth, brokered deposits and deposit rates, dividends, management compensation and other activities. Any such effect on customers or restrictions by regulators could have a material adverse effect on Southern States’ financial condition and results of operations.

The Federal Reserve may require Southern States to commit capital resources to support the Bank.

Federal law requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks, and to commit resources to support such subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when Southern States may not have the resources to provide it and therefore may be required to borrow the funds or raise capital, even if a further investment was not otherwise warranted.

Southern States may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.

Southern States is required by federal and state regulatory authorities to meet regulatory capital requirements. Institutions that seek acquisitions such as Southern States are expected to maintain capital substantially above regulatory minimums. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity and tangible common equity as a component of “Tier 1 capital,” which consists generally of stockholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support Southern States’ operations and comply with regulatory standards, Southern States may need to raise capital in the future. Southern States’ ability to raise additional capital will depend on conditions in the capital markets at that time (which are outside of Southern States’ control) on Southern States’ financial condition and performance. The capital and credit markets have experienced significant volatility in recent years, and capital may not be available to Southern States or on reasonable terms, when needed. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If Southern States cannot raise additional capital when needed, its financial condition and results of operations may be adversely affected, and its banking regulators may subject Southern States to regulatory enforcement action as outlined above. Furthermore, Southern States’ issuance of additional shares of common stock could dilute the economic ownership interest of Southern States’ stockholders.

The Company is an entity separate and distinct from the Bank.

The Company is an entity separate and distinct from the Bank. Company transactions with the Bank are limited by Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. We depend upon the Bank’s earnings and dividends, which are limited by law and regulatory policies and actions, for cash to pay the Company’s debt and corporate obligations, and to pay dividends to our shareholders. If the Bank’s ability to pay dividends to the Company was limited, the Company’s liquidity and financial condition could be materially and adversely affected.

Southern States’ ability to pay dividends is subject to restriction by various laws and regulations and other factors.

As a bank holding company, Southern States is a separate entity from the Bank and has no material assets other than its equity interest in the Bank. Thus, it has no independent means of generating revenue except for dividends from the Bank and cash and securities it may hold. The Bank or its subsidiaries may be restricted from making distributions to Southern States under applicable law or regulation or under the terms of financing arrangements, or may otherwise be unable to provide such funds.

Declarations of dividends is subject to the approval of our board of directors and subject to limits imposed on us by our regulators. Any future constraints on liquidity at the holding company level could impair Southern States’ ability to declare and pay dividends on Southern States’ common stock. In order to pay any dividends, we rely on dividends from the Bank. Under Alabama law, state-chartered banks must maintain a capital surplus of at least 20% of its capital, which the Bank currently exceeds. Moreover, our Bank is also required by Alabama law to obtain the prior approval of the ASBD Superintendent for its payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (1) the Bank’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, the Bank must maintain certain capital levels, which may restrict the ability of our Bank to pay dividends to us and our ability to pay dividends to our stockholders. The federal banking agencies’ capital regulations applicable to Southern States Bank require it to maintain the following capital ratios (when including the 2.5% capital conservation buffer which is made up solely of common equity tier l capital) to avoid limits on capital distributions, including dividends: (i) minimum ratio of common equity tier 1 capital to total risk-weighted assets of 7%, (ii) minimum ratio of tier 1 capital to total risk-weighted assets of 8.5%, and (iii) minimum ratio of total capital to risk-weighted assets of 10.5%. Please see “Item 1. & 2. Business and Properties—Supervision and Regulation—Capital Adequacy.” Also, Southern States’ and Southern States Bank’s regulators have the authority to restrict dividends and payments on subordinated notes on each entity, if they determine they are operating in an unsafe or unsound manner, including inadequate capital.

At December 31, 2021, Southern States Bank could pay $33.2 million of dividends to Southern States without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of a number of factors, including, but not limited to: (1) our historical and projected financial condition, liquidity and results of operations; (2) our capital levels and needs; (3) any acquisitions or potential acquisitions that we are considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by our board of directors. Our ability to pay dividends may also be limited on account of our outstanding indebtedness, as we generally must make payments on our outstanding indebtedness before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, Southern States is dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Dividends and Dividend Policy” and “Item 1. & 2. Business and Properties—Supervision and Regulation.”

Southern States operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, which may decrease its growth or profits.

Consumer and commercial banking are highly competitive industries. Southern States’ market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. Southern States competes with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, Southern States competes with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a longer history of successful operations in Southern States’ market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than Southern States has. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than Southern States can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit Southern States’ customers to refinance their loans with lower interest rates. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect Southern States’ ability to market Southern States’ products and services. Technology has lowered barriers to entry and made it possible for banks to compete in Southern States’ market areas without a retail footprint by offering competitive rates, and for non-banks to offer products and services traditionally provided by banks. There has also been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities, which provides an advantage when pricing loans and deposits. The acquisition of banks by credit unions may increase competition for customers and acquisition targets.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Southern States’ ability to compete successfully depends on a number of factors, including:

•Southern States’ ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;
•Southern States’ ability to attract and retain qualified employees to operate Southern States’ business effectively;
•Southern States’ ability to expand market position;
•the scope, relevance, and pricing of products and services that Southern States offers to meet customer needs and demands;
•the rate at which Southern States introduces new products and services relative to its competitors;
•customer satisfaction with Southern States’ level of service; and
•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Southern States’ competitive position, which could adversely affect Southern States’ growth and profitability, which, in turn, could harm Southern States’ business, financial condition, and results of operations.

Southern States continually encounters technological change and may have fewer resources than its competitors to continue to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Southern States’ future success will depend, in part, upon Southern States’ ability to address the needs of customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations. Many of Southern States’ competitors have greater resources to invest in technological improvements, and Southern States may not be able to effectively implement new technology-driven products and services, which could reduce its ability to effectively compete.

Risks Related to Our Common Stock

An active, liquid market for our common stock may not develop or be sustained.

We concluded an initial public offering of our common stock on August 12, 2021. Although our common stock is listed on NASDAQ, an active, liquid trading market for our common stock may not develop or be sustained on a long-range basis. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, stockholders may not be able to sell their shares at the volume, prices and times desired or sell their shares at all. Moreover, the lack of an established market could have an adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business through acquisitions, by using our common stock as consideration, should we elect to do so.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for stockholders to resell their shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions, such as inflation, labor shortages or supply chain issues;
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws or regulations affecting us;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the number of securities analysts covering us;
•publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•changes in market valuations or earnings of companies that investors deem comparable to us;
•the trading volume of our common stock;
•future issuances of our common stock or other securities;
•future sales of our common stock by us or our directors, executive officers or principal stockholders;
•additions or departures of key personnel;
•perceptions in the marketplace regarding our competitors and us;
•changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;
•new technology used, or services offered by, competitors;
•additional investments from third parties;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services;
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry; and
•geopolitical conditions such as wars, acts or threats of terrorism, pandemics, military conflicts, tariffs or trade wars.

In particular, the realization of any of the risks described in “Risk Factors” section of this Annual Report on Form 10-K could have a material adverse effect on the market price of our common stock and cause the value of our common stock to decline. The stock market and, in particular, the market for financial institution stocks have at times experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult to sell shares at the volume, prices and times desired.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and under compensation and incentive plans, including the 2017 Incentive Stock Compensation Plan. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments. Such issuances of common stock may dilute our existing stockholders.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan, including the Plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

The rights of our common stockholders are subordinate to the rights of the holders of any debt instruments that we may issue and may be subordinate to the holders of any series of preferred stock that we may issue in the future.

As of December 31, 2021, we had approximately $12.5 million indebtedness outstanding under our Line of Credit. On February 7, 2022, we issued and sold in a private placement $48.0 million in aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated notes due 2032, and repaid all borrowings under our Line of Credit.

Our existing indebtedness is, and future indebtedness that we may incur will be senior to our common stock. We must make payments on our indebtedness before any dividends can be paid on our common stock, and, in the event of our bankruptcy, dissolution or liquidation, the holders of any indebtedness must be satisfied in full before any distributions can be made to the holders of our common stock. Additionally, the right of a bank holding company to participate in the assets of its subsidiary bank in the event of a bank-level liquidation or reorganization is subject to the claims of the bank’s creditors, including depositors, which generally take priority over bank holding company claims.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult, which could adversely affect the market price of our common stock.

Certain provisions of our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. Our certificate of incorporation or bylaws include, among other things, provisions that:

•enable our board of directors to issue additional shares of authorized, but unissued capital stock including additional shares of common stock and preferred stock, without further stockholder approval;
•enable our board to establish the terms of preferred stock, including voting rights, dividend rights, redemption features, rights on liquidation or dissolution, and other qualifications, limitations and restrictions;
•establish an advance notice procedure for director nominations and other stockholder proposals;
•do not permit stockholders to call special meetings of stockholders or act by written consent; and
•enable our board of directors to increase the size of the board and fill the vacancies created by the increase.

In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. Any of the foregoing provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

There are also substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.

With limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of the directors or otherwise direct the management or policies of our company without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to file Change in Bank Control Act notices. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions could discourage third parties from seeking to acquire significant interests in us or in attempting to acquire control of us, which, in turn, could materially and adversely affect the market price of our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups ("JOBS") Act and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” As an emerging growth company:

•we are required to present only two years of audited financial statements and related information;
•we are exempt from the requirement to obtain an attestation report from auditors on management’s assessment of internal control over financial reporting under the Sarbanes-Oxley Act;
•we are not required to comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB"), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•we are permitted to provide less extensive disclosure about our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosures regarding our executive compensation; and
•we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual gross revenues, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (the last day of the fiscal year in which we have more than $700 million in market value of our common stock held by non-affiliates as of the prior June 30), (iii) the date on which we issue more than $1.00 billion of non-convertible debt during the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering in 2021. We may choose to take advantage of some but not all of these reduced burdens. We have elected to adopt some of the reduced disclosure requirements described above.

We expect to take advantage of some of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our stockholders. As a result, the information that we provide to our stockholders may be different than what you might receive from public reporting companies from which you hold equity interests.

In addition, the JOBS Act permits us to take advantage of an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to use this extended transition period, which means that the financial statements included in this Annual Report on Form 10-K, as well as any financial statements that we file in the future, may not be subject to all new or revised accounting standards generally applicable to public companies for the transition period as long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may a less active trading market for our common stock, and our stock price may be more volatile or decline.

Any deficiencies in our financial reporting or internal controls could materially and adversely affect our business and the market price of our common stock.

For the year ended December 31, 2019, we became subject to the FDIC rules requiring annual management reports on our financial statements, our internal controls and for compliance with laws and regulations related to safety and soundness. SEC rules require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal control over financial reporting. Beginning with the first Annual Report on Form 10-K we file following the date we cease to be an “emerging growth company” as defined in the JOBS Act, but no later than our Annual Report for the fiscal year ending December 31, 2026, we will be required to include our independent registered public accounting firm’s attestation report on the design and operating effectiveness of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, and review of that documentation and testing of our internal control over financial reporting by our internal auditing and accounting staff and our independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, financial condition and results of operations, strain our internal resources, and increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of our testing we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from expressing an unqualified opinion on the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and your investment may lose money.

Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

On February 16, 2022, we announced that our Board of Directors approved a stock repurchase program (the "Program") that authorizes us to repurchase up to $10 million of our common stock. The Program will be in effect until December 31, 2022 with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities, and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

General Risk Factors

The implementation of the Current Expected Credit Loss (“CECL”) accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has issued a new accounting standard that will replace the current approach under Generally Accepted Accounting Principles ("GAAP"), for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will be effective for us beginning January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held to maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. Southern States is currently evaluating the impact the CECL standard will have on its accounting. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of the allowance. If we are required to materially increase the level of the allowance for any reason, such increase could adversely affect our business, financial condition and results of operations.

Use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, Southern States generally requires an appraisal. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and appraisals are based upon various assumptions about the real property and local market conditions. If the appraisal does not accurately reflect the amount that may be obtained upon any sale or foreclosure of the property, Southern States may not realize an amount equal to the indebtedness secured by the property.

Southern States uses information technology in its operations, offers online banking services to its customers, and depends on outside third party vendors for data processing services. Unauthorized access to Southern States or its customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose Southern States to reputational harm and litigation and adversely affect Southern States’ ability to attract and retain customers.

Southern States relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could impair or prevent the effective operation of Southern States’ customer relationship management, general ledger, deposit, lending, or other functions. Information security risks for financial institutions have significantly increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, foreign governments, hackers, terrorists, activists, and other external parties. Southern States and its service providers are under continuous and expanding threats of loss due to hacking and cyber-attacks, especially as Southern States continues to expand customer applications using the internet, wireless, mobile and other remote channels to transact business. Therefore, the secure processing, transmission, and storage of information in connection with Southern States’ online banking services are critical elements of its operations. However, Southern States’ network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond Southern States’ control systems in order to access Southern States’ products and services. Southern States’ and its service providers’ technologies, systems and networks, and customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Southern States or its customers’ confidential, proprietary, and other information, or otherwise disrupt Southern States or its customers’ or other third parties’ business operations. As cyber threats continue to evolve, Southern States may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that Southern States’ activities or the activities of Southern States’ customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose Southern States to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in Southern States’ systems and could adversely affect Southern States’ reputation and ability to generate deposits. While Southern States has not experienced any material losses relating to cyber-attacks or other information security breaches to date, Southern States may suffer such losses in the future.

Southern States relies on software and systems developed and/or operated by third-party vendors to process various transactions. These systems include, but are not limited to, general ledger, payroll systems and employee benefits, loan and deposit processing, and securities portfolio accounting. While Southern States reviews the security and controls instituted by the applicable vendors and performs its own testing of user controls, Southern States relies on the continued maintenance of controls and data security by these third-party vendors, including safeguards over the security of customer data.

The increased use of working remotely by our employees during the COVID-19 pandemic as well as our customers increased use of online banking may increase the risks related to our information technology systems, including cyber-attacks and unauthorized access.

The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to Southern States’ competitive position, and the disruption of Southern States’ operations, all of which could adversely affect Southern States’ financial condition or results of operations, lead to increased compliance and insurance costs and reduce stockholder value.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As a result, if future events or regulatory views differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and may require us to revise or restate prior period financial statements or realize losses not previously recognized, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

Southern States’ financial condition and results of operations are affected by fiscal and monetary policy. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic impacts that could adversely affect Southern States’ financial performance. The primary impact of inflation on Southern States’ operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of Southern States’ assets and liabilities are monetary in nature. As a result, interest rates and the shape of the yield curve have a more significant impact on Southern States’ performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Southern States depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, Southern States may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. Southern States also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, Southern States may depend upon its customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. Southern States also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of its clients. Southern States’ financial condition, results of operations, financial reporting, and reputation could be negatively affected if Southern States relies on materially misleading, false, inaccurate, or fraudulent information.

As a community bank, Southern States’ ability to maintain Southern States’ reputation is critical to the success of Southern States’ business, and the failure to do so may materially adversely affect Southern States’ performance.

Southern States’ reputation is one of the most valuable components of its business. As such, Southern States strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring, and retaining employees who share Southern States’ core values of being an integral part of the communities Southern States serves, delivering superior service to customers, and caring about customers and associates and maintaining Southern States’ credit culture. If Southern States’ reputation is negatively affected, by the actions of Southern States’ employees or otherwise, Southern States’ business and, therefore, Southern States’ operating results may be materially adversely affected.

Southern States historical growth rate and performance may not be indicative of our future growth or financial results.

We may not be able to sustain our past rate of growth or grow our business at all. Consequently, our past results of operations will not necessarily be indicative of our future operations.

If the communities in which Southern States operates do not grow, or if the prevailing economic conditions locally or nationally are less favorable than Southern States has historically realized, then its ability to implement its business strategies may be adversely affected, and its actual growth and financial performance may materially change.

Moreover, Southern States cannot give any assurance that Southern States will benefit from any market growth or favorable economic conditions in its market areas even if they do occur. If Southern States’ senior management team is unable to provide the effective leadership necessary to implement Southern States’ strategic plan, including the successful integration of any acquisition, Southern States’ actual financial performance may be materially adversely different from Southern States’ expectations and goals. Additionally, to the extent that any component of Southern States’ strategic plan requires regulatory approval, if Southern States is unable to obtain necessary approval without material adverse conditions, Southern States will be unable to completely implement its strategy, which may adversely affect its actual growth and results of operations and financial condition. The inability to successfully implement Southern States’ strategic plan could adversely affect the price of Southern States’ common stock.

The internal controls that Southern States has implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates Southern States’ internal controls and procedures that are designed to manage the various risks in Southern States’ business, including credit risk, operational risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, there could be a material adverse effect on Southern States’ financial condition and results of operations.

Changes in accounting standards could materially impact Southern States’ financial statements.

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of Southern States’ financial statements. Such changes may result in Southern States being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond Southern States’ control, can be hard to predict, and can materially impact how Southern States records and reports its financial condition and results of operations. In some cases, Southern States could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in its needing to revise or restate prior period financial statements.

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, droughts and floods, epidemics and pandemics, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The SEC and federal bank regulators have also recently updated their guidance for pandemics, which may cause us to change our operations and business continuity efforts.

We are monitoring the conflict between Russia and Ukraine. While we do not expect that the conflict will be directly material to us, collateral effects of the geopolitical instability, such as the imposition of sanctions against Russia and Russia’s response to such sanctions (including retaliatory acts like cyber-attacks and sanctions against other countries), could adversely affect the global economy or domestic markets, including ours.

The continuation of the COVID-19 pandemic, or other events that could affect the world economy, could have negative effects on our business.

The COVID-19 pandemic, trade wars, tariffs, inflation, supply chain disruptions, labor and materials shortages, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally, and the recovery from the COVID-19 pandemic. Such events also may adversely affect business and consumer confidence, generally. Travel, tourism, hospitality and retail may be especially adversely affected by COVID-19, which could adversely affect our approximately $156.1 million of hospitality and retail CRE loans outstanding as of December 31, 2021. We and our customers, and our respective suppliers, vendors and processors may be adversely affected. The recovery from the COVID-19 pandemic has been affected generally by supply chain disruptions and shortages of materials. Any such adverse changes may adversely affect our profitability, growth, asset quality and financial condition.

Southern States is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental agencies and third parties that may lead to adverse consequences.

Many aspects of Southern States’ business involve substantial risk of legal liability. Southern States is subject to being threatened to be named as a defendant in lawsuits arising from its business activities. In addition, from time to time, Southern States is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which Southern States conducts its business, or reputational harm.

Changes in laws and government regulation may have a material effect on Southern States’ results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within Southern States’ control. New proposals for legislation could be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect Southern States in substantial and unpredictable ways. Such changes could, among other things, subject Southern States to additional costs and lower revenues, limit the types of financial services and products that Southern States may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on Southern States’ business, financial condition, and results of operations.

The Biden Administration may propose changes to bank regulation and corporate tax changes that could have an adverse effect on our business, results of operations and financial conditions. The Tax Cuts and Jobs Act reduced the federal corporate income tax rate from 35% to 21%. Among other possible changes to federal taxation, in April 2021, the Administration proposed increasing the federal corporate income tax rate to 28%, which, if adopted could adversely affect our net income.

Market interest rates declined significantly during 2020, and generally remained low in 2021, but economic stimulus in response to the COVID-19 pandemic and as well materials shortages may increase inflation and interest rates.

The Federal Reserve shifted to a more accommodating monetary policy in Summer 2019. During 2020, the Federal Reserve reduced its federal funds target to 0-0.25%, maintained target rates and made significant monthly purchases of U.S. Treasury and agency mortgage-backed securities to help combat the economic effect of the COVID-19 pandemic. Since November 2020, interest rates have increased, possibly as a result of increased government borrowings to finance rounds of fiscal stimulus and increased inflation expectations resulting from such stimulus and expected increases in economic growth from fiscal and monetary stimulus and COVID-19 vaccinations. The Federal Reserve has also indicated an intent to raise interest rates in 2022. Our costs of funds may increase as a result of general economic conditions, increasing interest rates and competitive pressures, and potential inflation resulting from continued government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders, which we believe are a cheaper and more stable source of funds than borrowings.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates on the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (national, international and local) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. The 2019 and 2020 rate reductions by the Federal Reserve and the effects of the COVID-19 pandemic have reduced market rates, which adversely affected our net interest margins and limited the growth in our net income.

Increases in interest rates may cause consumers to shift their funds to more interest bearing instruments and to increase the competition for and costs of deposits. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income. Increases in market interest rates may reduce demand for loans, including residential mortgage loans originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates and the related risks to us depend on the rates of changes in our costs of funds and interest earned on our loans and investments, the shape of the yield curve, and our ability to manage such changes.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales proceeds from maturing loans and securities, and other sources could have a negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or the economy in general. General conditions that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry could adversely affect us.

Many new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other closely related businesses. Generally, we must receive regulatory approval before we can acquire a bank holding company, an FDIC-insured depository institution or related businesses. In determining whether to approve a proposed acquisition, banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Generally, acquirors must be deemed “well managed” and “well capitalized.” The necessary regulatory approvals may not be granted on terms that are acceptable to us, or granted at all. In certain cases, where our resulting market shares raises competitive concerns, we may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we may continue de novo branching as a part of our expansion strategy. De novo branching carries with it numerous risks, including the inability to obtain all required regulatory approvals, which are dependent upon many of the same factors as acquisitions, including our capital management, anti-money laundering and CRA compliance. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could negatively affect our business plans and restrict our growth.

Southern States is subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and limitations on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Southern States’ business, financial condition, results of operations, and future prospects.

Southern States is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by Southern States with respect to these laws could result in significant liability.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In 2019, the “know your customer” rules were expanded to include inquiries regarding beneficial owners of entities. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury, or FinCEN, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. Southern States is also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury, or OFAC, regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If Southern States’ policies, procedures, and systems are deemed deficient, Southern States would be subject to liability, including fines and regulatory actions, which may include restrictions on Southern States’ ability to pay dividends and the necessity to obtain regulatory approvals to proceed with its acquisition and business plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Southern States. Any of these results could have a material adverse effect on Southern States’ business, financial condition, results of operations, and future prospects.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we have not incurred as a private company, particularly after we are no longer an emerging growth company. We are subject to the reporting requirements of the Exchange Act, and other rules and regulations implemented by the SEC, legislation passed by Congress, the PCAOB and NASDAQ, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

•prepare and distribute periodic and current reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules;
•expand the roles and duties of our board of directors and committees thereof;
•institute more comprehensive financial reporting and disclosure compliance procedures;
•establish new internal policies, including those relating to trading in our securities, and internal and disclosure controls and procedures;
•involve and retain to a greater degree outside counsel and accountants in the activities listed above;
•enhance our investor relations function;
•retain additional personnel; and
•comply with the listing standards of NASDAQ.

We expect these rules and regulations and future changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, will increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have an adverse effect on our business, financial condition or results of operations. These increased costs could require us to expend time and money that we could otherwise use to expand our business and achieve our strategic objectives.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our description of properties is contained in “Part 1—Item 1. & 2. Business and Properties” above.

Item 3. Legal Proceedings
Southern States and Southern States Bank are parties to various legal proceedings in the ordinary course of their respective businesses, including proceedings to collect loans or enforce security interests. In the opinion of management, none of these legal proceedings currently pending will, when resolved, have a material adverse effect on the financial condition or the results of operations of Southern States or Southern States Bank. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SSBK.” Our shares have been traded on the Nasdaq Global Select Market since August 12, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 17, 2022, there were approximately 500 holders of record, excluding stockholders for whom shares are held in nominee or street name.

Dividends and Dividend Policy

Our stockholders are entitled to receive dividends on common stock only if, when and as declared by our board of directors from funds legally available therefor under Alabama corporate law and as limited by our banking regulators. We paid quarterly cash dividends of $0.09 per share on February 10, 2021, May 10, 2021, August 11, 2021 and November 15, 2021, resulting in cash dividends of $0.36 per share for the year ended December 31, 2021. However, any future determination relating to dividends will be made at the discretion of our board of directors and will depend on our financial condition, liquidity and results of operations; our capital levels and needs; acquisitions; contractual, statutory and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors. Therefore, there can be no assurance that in the future we will pay any dividends to holders of our common stock, or as to the amount of any future dividends.

For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. & 2. Business & Properties—Supervision and Regulation.”

Use of Proceeds

On August 12, 2021, we sold 996,429 new shares of our common stock at a public offering price of $19.00 per share in our initial public offering, and on August 19, 2021, we sold an additional 300,000 at the public offering price pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. In addition, selling stockholders sold 1,003,571 shares of common stock, the proceeds of which went to the selling stockholders. The offering resulted in approximately $21.1 million of net proceeds, after deducting underwriting discounts and commissions, and offering expenses, to us, and approximately $17.7 million to the selling stockholders. We did not receive any proceeds from the sale of common stock by the selling stockholders. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257915), which the SEC declared effective on August 11, 2021. Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc. acted as underwriters. The offering commenced on July 30, 2021, and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from that described in our Final Prospectus that was filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2021 and December 31, 2020 included in this Annual Report on From 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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
Recent Developments
On February 7, 2022, we entered into Subordinated Note Purchase Agreements (each, a “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers (the “Purchasers” and each, a "Purchaser") pursuant to which we issued and sold in a private placement $48.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated notes due 2032 (the “Notes”). We used a portion of the net proceeds to repay borrowings under our Line of Credit and to make purchases under the Program (as defined below) and intend to use the remaining net proceeds for general corporate purposes, including capital and liquidity to support our growth and further purchases under the Program.
On February 16, 2022, we announced that our board of directors approved a stock repurchase program (the "Program") that authorizes us to repurchase up to $10 million of our common stock. The Program will be in effect until December 31, 2022 with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.
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

We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. As of December 31, 2020, there were eight loans on deferral for a total of $8.0 million, or 0.78% of total loans. There was one loan remaining on deferral totaling $442,000, or 0.04% of total loans at December 31, 2021 , and such deferral ended in February 2022. We know of no significant customer issues resulting from the pandemic.
We participated in the second round of PPP loans, which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million of loans were made to 194 existing customers. We continue to actively monitor and consider COVID-19 implications in our operations, lending, and customer needs.
Overview of 2021 Results
Net income was $18.6 million for the year ended December 31, 2021, compared to $12.1 million for the year ended December 31, 2020. Significant measures for the year included:

•Return on average assets (“ROAA”) was 1.23% for the year ended December 31, 2021, compared to 0.98% for the year ended December 31, 2020.
•Return on average equity (“ROAE”) was 11.80% for the year ended December 31, 2021, compared to 9.49% for the year ended December 31, 2020.
•Earnings per common share was $2.26 for the year ended December 31, 2021, compared to $1.58 for the year ended December 31, 2020.
•Net interest margin of 3.78% for the year ended December 31, 2021, compared to 3.64% for the year ended December 31, 2020.
•Net interest income increased $11.3 million for the year ended December 31, 2021, representing a 27.3% increase over the year ended December 31, 2020.
•Gross loans, net of unearned income, were $1.3 billion as of December 31, 2021, a $220.2 million, or 21.4%, increase compared to December 31, 2020. Not considering the impact of PPP loans, the annual growth was 28.8%.
•Deposits increased $416.8 million, a 36.6% increase, to $1.6 billion as of December 31, 2021 from December 31, 2020.

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

Noninterest Income
Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) swap fees; (iii) SBA/USDA fees; (iv) bank card services and interchange fees; (v) mortgage banking activities; (vi) benefits from changes in cash surrender value of Bank Owned Life Insurance ("BOLI"); and (vii) other miscellaneous fees and income.
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
Results of Operations for the Years Ended December 31, 2021 and 2020
We had net income of $18.6 million for the year ended December 31, 2021, compared to net income of $12.1 million for the year ended December 31, 2020, an increase of $6.5 million, or 53.4%. The increased net income was substantially the result of overall asset growth and a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021. This increase was offset slightly by increased salaries and benefits expense on additional employees in both production and support.

The following table shows the average daily outstanding balance of each principal category of our assets, liabilities and stockholders’ equity, together with the average yields on our assets and average costs of our liabilities for the periods indicated. Yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	For the Years Ended
	2021			2020
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,118,386	$54,709	4.89%	$954,598	$47,786	5.01%
Taxable securities	77,281	1,593	2.06%	62,105	1,317	2.12%
Nontaxable securities	45,144	1,023	2.27%	21,881	643	2.94%
Other interest-earnings assets	158,243	452	0.29%	102,214	539	0.53%
Total interest-earning assets	$1,399,054	$57,777	4.13%	$1,140,798	$50,285	4.41%
Allowance for loan losses	(13,276)			(10,636)
Noninterest-earning assets	124,336			111,278
Total Assets	$1,510,114			$1,241,440

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction accounts	96,503	91	0.09%	82,407	184	0.22%
Savings and money market accounts	527,484	2,680	0.51%	369,833	2,901	0.78%
Time deposits	298,883	1,539	0.51%	354,124	4,769	1.35%
FHLB advances	30,636	143	0.47%	21,448	179	0.83%
Other borrowings	11,097	411	3.72%	12,523	675	5.39%
Total interest-bearing liabilities	$964,603	$4,864	0.50%	$840,335	$8,708	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$378,868			$259,962
Other liabilities	9,366			7,202
Total noninterest-bearing liabilities	$388,234			$267,164
Stockholders’ Equity	157,277			133,941
Total Liabilities and Stockholders’ Equity	$1,510,114			$1,241,440

Net interest income		$52,913			$41,577
Net interest spread(2)			3.63%			3.37%
Net interest margin(3)			3.78%			3.64%
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

	Year Ended December 31, 2021 vs. Year Ended December 31, 2020
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$8,181	$(1,258)	$6,923
Taxable securities	313	(37)	276
Nontaxable securities	527	(147)	380
Other interest-earning assets	160	(247)	(87)
Total increase in interest income	$9,181	$(1,689)	$7,492

Interest-bearing liabilities:
Interest-bearing transaction accounts	13	(106)	(93)
Savings and money market accounts	801	(1,022)	(221)
Time deposits	(284)	(2,946)	(3,230)
FHLB advances	43	(79)	(36)
Other borrowings	(53)	(211)	(264)
Total decrease in interest expense	$520	$(4,364)	$(3,844)
Increase in net interest income	$8,661	$2,675	$11,336
Net interest income for the year ended December 31, 2021 was $52.9 million compared to $41.6 million for the year ended December 31, 2020, an increase of $11.3 million, or 27.3%. The increase in net interest income was comprised of a $7.5 million, or 14.9%, increase in interest income, plus a $3.8 million, or 44.1%, decrease in interest expense. The growth in interest income was primarily attributable to a $163.8 million, or 17.2%, increase in average gross loans outstanding as of December 31, 2021, compared to December 31, 2020, partially offset by a 0.12% decrease in the yield on gross loans. The increase in average gross loans outstanding was substantially due to organic growth. The $3.8 million decrease in interest expense for the year ended December 31, 2021 was primarily related to a 0.54% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $124.3 million, or 14.8%, in average interest-bearing liabilities as of December 31, 2021 compared to December 31, 2020. The increase in average interest bearing liabilities from December 31, 2020 to December 31, 2021 was due to organic growth. For the year ended December 31, 2021, net interest margin and net interest spread were 3.78% and 3.63%, respectively, compared to 3.64% and 3.37%, respectively, for the same period in 2020, which reflects the increases in interest income discussed above relative to the greater decreases in interest expense.
Provision for Loan Losses
The provision for loan losses for the year ended December 31, 2021 was $3.0 million compared to $3.3 million for the year ended December 31, 2020. In December 2021, the provision was recorded primarily based on growth, and in December 2020, it included environmental factors related to the pandemic. In the year ended December 31, 2021, there were net recoveries of $3,000. In the year ended December 31, 2020, there were net charge offs of $706,000.
The allowance for loan losses as a percentage of gross loans was 1.18% and 1.15% at December 31, 2021 and 2020, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.19% and 1.23% at December 31, 2021 and 2020, respectively.

Noninterest Income
Noninterest income for the year ended December 31, 2021 was $10.8 million compared to $8.5 million for the year ended December 31, 2020, an increase of $2.3 million, or 26.5%. The following table sets forth the major components of our noninterest income for the year ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,528	$1,458	$70
Swap fees	931	1,405	(474)
SBA/USDA fees	3,968	756	3,212
Bank card services and interchange fees	1,591	1,169	422
Mortgage banking activities	1,465	1,529	(64)
Net (loss) gain on securities	(57)	742	(799)
Other operating income(1)	1,377	1,482	(105)
Total noninterest income	$10,803	$8,541	$2,262
(1)Other income and fees include income and fees associated with miscellaneous services, the increase in the cash surrender value of BOLI, and BOLI death benefit payments.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $70,000, or 4.8%, to $1.5 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020. The increase was primarily attributed to increases in the volume of service fees and wire transfer fees.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. This program was launched in May of 2020. These fees decreased $474,000, or 33.7%, to $931,000 for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020. The decrease was the result of a reduction in transaction volume during 2021.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $3.2 million, or 424.9%, to $4.0 million for the year ended December 31, 2021, from $756,000 for the year ended December 31, 2020. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021, which contributed to the large increase from 2020.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $422,000, or 36.1%, to $1.6 million for the year ended December 31, 2021, from $1.2 million for the year ended December 31, 2020. The increase was primarily the result of greater transactional volume and a change in provider that generated additional interchange fees during the year ended December 31, 2021.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $64,000, or 4.2%, to $1.5 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020. This decrease was primarily due to a slow down of demand in the secondary market during 2021.
Net gains (losses) on securities decreased $799,000 to a net loss of $57,000 for the year ended December 31, 2021, from a net gain of $742,000 for the year ended December 31, 2020. The loss in the year ended 2021 was the result of repositioning a portion of the securities portfolio into tax-exempt municipals during the first quarter of 2021. This was offset by net gains from market adjustments on equity securities during 2021.

Other income and fees decreased $105,000, or 7.1%, to $1.4 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020. This decrease was primarily due to the end of a lease-back period for a new branch and operating facility in Birmingham, Alabama. This was offset as a result of the Bank receiving a larger amount of BOLI death benefits during 2021 compared to the amount received in 2020.
Noninterest Expense
Noninterest expense for the year ended December 31, 2021 was $36.4 million compared to $32.2 million for the year ended December 31, 2020, an increase of $4.3 million, or 13.2%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, professional fees, and other expense. This was offset by a reduction in other real estate expense during the year ended December 31, 2021. The following table sets forth the major components of our noninterest expense for the year ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$21,667	$18,765	$2,902
Equipment and occupancy expenses	3,640	3,682	(42)
Professional services	2,470	1,731	739
Data processing fees	2,128	1,836	292
Other real estate (income) expenses	(147)	945	(1,092)
Other operating expenses(1)	6,677	5,226	1,451
Total noninterest expense	$36,435	$32,185	$4,250
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $2.9 million, or 15.5%, from $18.8 million for the year ended December 31, 2020 to $21.7 million for the year ended December 31, 2021. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel in the fourth quarter of 2020 and early 2021. The number of full time equivalent (“FTE”) employees was 196 at December 31, 2021, compared to 188 at December 31, 2020.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the year ended December 31, 2021 was $3.6 million compared to $3.7 million for the year ended December 31, 2020, a decrease of $42,000, or 1.1%. The decrease was primarily attributable to an overall decrease in maintenance expenses.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $739,000, or 42.7%, to $2.5 million for the year ended December 31, 2021 compared to $1.7 million for the year ended December 31, 2020. This increase was primarily the result of a $285,000 increase in PPP administration expense, a $172,000 increase in SBA servicing expense, and an additional $300,000 in legal expenses primarily related to Other Real Estate Owned ("OREO") properties during 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $292,000, or 15.9%, to $2.1 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020. The increase was primarily the result of general increases, and new services including a new lending platform that rolled out during the second quarter of 2021.

Other real estate (income) expenses decreased $1.1 million, or 115.6%, to a net income of $147,000 for the year ended December 31, 2021, from a net expense of $945,000 for the year ended December 31, 2020. This decrease was substantially the result of write-downs and holding expenses incurred on foreclosed equipment during the year ended December 31, 2020 and net OREO rental income during the year ended December 31, 2021.
Other expenses increased $1.5 million, or 27.8%, to $6.7 million for the year ended December 31, 2021, compared to $5.2 million for the year ended December 31, 2020. The increase was substantially due to an increase in insurance expense as a result of going public, additional charitable donations, an increase in FDIC insurance expense based on the growth in assets, and additional debit card expenses. Public relations and travel/entertainment increased, which were unusually low in 2020 due to the COVID-19 pandemic.
Financial Condition
Total assets grew $450.1 million, or 33.8%, to $1.8 billion at December 31, 2021 from $1.3 billion at December 31, 2020.
Our loans, net of unearned income, increased $220.2 million, or 21.4%, to $1.3 billion at December 31, 2021 from $1.0 billion at December 31, 2020. Not considering the impact of PPP loans, the growth for the year ended December 31, 2021 was $277.5 million, which represents 28.8% growth.
Our securities portfolio increased $37.8 million, or 33.2%, to $151.8 million at December 31, 2021, compared to $114.0 million at December 31, 2020.
Cash and cash equivalents grew $199.0 million, or 234.4%, to $284.0 million at December 31, 2021, from $84.9 million at December 31, 2020.
Deposits grew $416.8 million, or 36.6%, to $1.6 billion at December 31, 2021 compared to $1.1 billion at December 31, 2020. The majority of the growth was in noninterest-bearing deposits and money market accounts.
Total stockholders’ equity increased $36.5 million, or 26.0%, to $177.2 million at December 31, 2021, compared to $140.7 million at December 31, 2020. This growth was due to new capital raised as a result of the IPO as well as strong earnings for the year.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$174,480	13.9%	$102,559	9.9%
Residential	147,490	11.8%	152,212	14.7%
Commercial	716,541	57.1%	514,923	49.8%
Commercial and industrial	197,694	15.8%	187,839	18.2%
PPP Loans	9,203	0.7%	66,556	6.4%
Consumer and other	8,709	0.7%	9,644	1.0%
Gross Loans	1,254,117	100.0%	1,033,733	100.0%
Deferred loan fees	(3,817)		(3,618)
Allowance for loan losses	(14,844)		(11,859)
Loans, net	$1,235,456		$1,018,256
Gross loans increased $220.4 million, or 21.3%, to $1.3 billion as of December 31, 2021 as compared to $1.0 billion as of December 31, 2020. The net increase in the Company’s gross loans was due to organic growth of $277.7 million and offset by a net decrease of $57.4 million in PPP loans. During the year ended December 31, 2021, the Company’s participation in the PPP program resulted in new loans of $31.7 million and forgiveness of $89.1 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2020.

The following table details maturities and sensitivity to interest rate changes of our gross loans by category at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$54,288	$79,609	$30,332	$10,251	$174,480
Residential	23,460	60,019	42,631	21,380	147,490
Commercial	50,855	481,164	148,843	35,679	716,541
Commercial and industrial	50,136	120,257	27,301	—	197,694
PPP Loans	83	9,120	—	—	9,203
Consumer and other	2,131	5,140	1,438	—	8,709
Gross Loans	$180,953	$755,309	$250,545	$67,310	$1,254,117

Amount due after one year at
fixed interest rates
Real estate mortgages:
Construction and development	$36,050
Residential	53,083
Commercial	405,252
Commercial and industrial	83,681
PPP Loans	9,120
Consumer and other	3,886
Gross Loans	$591,072

Amount due after one year at
variable interest rates
Real estate mortgages:
Construction and development	$84,142
Residential	70,947
Commercial	260,434
Commercial and industrial	63,877
PPP Loans	—
Consumer and other	2,692
Gross Loans	$482,092
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.

The Company is primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 82.8% of our gross loans were secured by real property as of December 31, 2021, compared to 74.4% as of December 31, 2020. The Company believes that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which the Company operates, which consist primarily of wholesale/retail and related businesses.

Commercial real estate loans were 57.1% of total gross loans as of December 31, 2021 and represented 49.8% of total gross loans as of December 31, 2020. C&D loans were 13.9% of total gross loans as of December 31, 2021, and represented 9.9% of total gross loans as of December 31, 2020. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 273.8% as of December 31, 2021 and 225.2% as of December 31, 2020. C&D loans represented 95.4% of total risk-based Bank capital as of December 31, 2021 as compared to 71.9% as of December 31, 2020. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of December 31, 2021 and December 31, 2020 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $71.9 million, or 70.1%, to $174.5 million as of December 31, 2021 from $102.6 million as of December 31, 2020. The majority of this increase was due to continued loan growth primarily in the Georgia markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 68.8% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $18.9 million, or approximately 12.8% of our residential portfolio as of December 31, 2021. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 17.3% of the portfolio. Other residential loans make up the remaining 1.1% of the portfolio.
Residential multi-family loans decreased $4.7 million, or 3.1%, to $147.5 million as of December 31, 2021 from $152.2 million as of December 31, 2020. The majority of this decrease was due to three large loans being paid off in the Auburn/Opelika, Alabama market.

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
Commercial real estate loans increased $201.6 million, or 39.2%, to $716.5 million as of December 31, 2021 from $514.9 million as of December 31, 2020. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of December 31, 2021, the Company’s commercial real estate portfolio was comprised of $322.6 million in non-owner occupied commercial real estate loans and $72.3 million in commercial construction loans.
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
Commercial and industrial loans, excluding PPP loans, increased $9.9 million, or 5.2% to $197.7 million as of December 31, 2021 from $187.8 million as of December 31, 2020. The Company sold a $20.6 million loan to USDA during the first quarter of 2021 that was originated at the end of 2020, resulting in a gain of $2.8 million.
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
Consumer and other loans (non-real estate loans) decreased $935,000, or 9.7%, to $8.7 million as of December 31, 2021 from $9.6 million as of December 31, 2020.
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
At December 31, 2021 and December 31, 2020 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $81.7 million and $43.6 million, respectively. We sell participations to manage our credit exposures to borrowers. At December 31, 2021 and December 31, 2020, we purchased loan participations totaling $62.1 million and $24.7 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.

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
The allowance for loan losses was $14.8 million at December 31, 2021 compared to $11.9 million at December 31, 2020, an increase of $3.0 million, or 25.2%. Additional provisions were recorded based on overall growth in loans.

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	As of and for the Years Ended December 31,
	2021	2020
	(in thousands, except percentages)

Average loans, net of unearned income	$1,118,386	$954,598
Loans, net of unearned income	$1,250,300	$1,030,115
Allowance for loan losses at beginning of the period	$11,859	$9,265
Charge offs:
Construction and development	—	23
Residential	44	90
Commercial	—	794
Commercial and industrial	—	—
Consumer and other	2	19
Total charge offs	46	926
Recoveries:
Construction and development	—	—
Residential	25	11
Commercial	—	—
Commercial and industrial	15	124
Consumer and other	9	85
Total recoveries	49	220
Net charge offs (recoveries)	$(3)	$706

Provision for loan losses	$2,982	$3,300
Balance at end of period	$14,844	$11,859
Ratio of allowance to end of period loans	1.19%	1.15%
Ratio of net charge offs (recoveries) to average loans	0.00%	0.07%
Net recoveries for the year ended December 31, 2021 totaled $3,000, a decrease of $709,000 compared to net charge offs of $706,000 for the year ended December 31, 2020. During 2021, the extremely low level of credit issues resulted in minimal charge offs, which were more than offset by recoveries.
The following table presents the allocation of net charge offs (recoveries) to average gross loans by major loan category:

	December 31, 2021			December 31, 2020
	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$—	$138,293	0.00%	$23	$113,871	0.02%
Residential	19	141,851	0.01%	79	138,703	0.06%
Commercial	—	611,428	0.00%	794	483,312	0.16%
Commercial and industrial	(15)	217,726	(0.01)%	(124)	208,060	(0.06)%
Consumer and other	(7)	9,088	(0.08)%	(66)	10,652	(0.62)%
Total average gross loans	$(3)	$1,118,386	0.00%	$706	$954,598	0.07%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	December 31, 2021		December 31, 2020
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans

Real estate mortgages:
Construction and development	$1,538	13.9%	$699	9.9%
Residential	1,029	11.8%	1,357	14.7%
Commercial	8,987	57.1%	6,001	49.8%
Commercial and industrial	3,166	16.5%	3,609	24.6%
Consumer and other	124	0.7%	193	1.0%
Total	$14,844	100.0%	$11,859	100.0%

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

Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at December 31, 2021. One property for $2.9 million, is located in a desirable downtown area in Birmingham, Alabama but has routine legal issues which is delaying the sale.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased approximately $1.5 million from December 31, 2020 to December 31, 2021. The net decrease was primarily the result of one construction and development loan and one residential mortgage loan that were both paid off and one commercial real estate loan that was moved back to accrual status.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	December 31,
	2021	2020
	(dollars in thousands)

Nonaccrual loans	$1,478	$3,418
Past due loans 90 days or more and still accruing interest	494	91
Total nonperforming loans	1,972	3,509
OREO	2,930	10,224
Total nonperforming assets	$4,902	$13,733

Troubled debt restructured loans – nonaccrual(1)	940	479
Troubled debt restructured loans – accruing	1,072	1,275
Total troubled debt restructured loans	$2,012	$1,754

Allowance for loan losses	$14,844	$11,859
Gross loans outstanding at the end of period	$1,254,117	$1,033,733
Allowance for loan losses to gross loans	1.18%	1.15%
Allowance for loan losses to nonperforming loans	752.74%	337.96%
Nonperforming loans to gross loans	0.16%	0.34%
Nonperforming assets to gross loans and OREO	0.39%	1.32%

Nonaccrual loans by category:
Real Estate:
Construction and development	$346	$977
Residential	167	857
Commercial	674	1,478
Commercial and industrial	285	84
Consumer and other	6	22
	$1,478	$3,418
(1) Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

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
The securities portfolio consists of securities classified as available for sale and held to maturity. All available for sale securities are reported at fair value. Securities available for sale consist primarily of state and municipal securities and mortgage-backed securities. All held to maturity securities are recorded at amortized cost. Securities held to maturity consist of state and municipal securities. We determine the appropriate classification at the time of purchase.
The following table summarizes the fair value of the securities portfolio as of December 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(dollars in thousands)
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,672	364	(126)	19,910
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	9,154	246	(34)	9,366
State and municipal securities	64,468	3,531	(58)	67,941
Corporate debt securities	8,286	188	(5)	8,469
Asset based securities	9,035	76	—	9,111
Mortgage-backed GSE residential/multifamily and non-GSE	18,753	394	(33)	19,114
Total securities available for sale	$109,696	$4,435	$(130)	$114,001

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	—	—	—	—
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—
Total securities	$109,696	$4,435	$(130)	$114,001
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2021 and December 31, 2020. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$7,820	1.36%	$—	—%	$7,820	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	561	1.94	6,122	0.46	2,545	2.13	9,228	1.01
State and municipal securities	302	0.16	1,175	1.79	3,033	1.95	49,726	2.19	54,236	2.16
Corporate debt securities	—	—	1,030	3.50	9,500	4.89	—	—	10,530	4.75
Asset based securities	—	—	—	—	—	—	10,380	0.94	10,380	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	15,870	3.02	5,299	1.41	15,954	1.30	37,123	2.05
Total securities available for sale	$302	0.16%	$18,636	2.94%	$31,774	2.31%	$78,605	1.84%	$129,317	2.11%

Securities Held to Maturity
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	—	—	—	—	—	—
State and municipal securities	—	—	—	—	1,100	2.36	18,572	2.37	19,672	2.37
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Asset based securities	—	—	—	—	—	—	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—		—	—	—	—	—	—	—	—
Total securities held to maturity	$—	—%	$—	—%	$1,100	2.36%	$18,572	2.37%	$19,672	2.37%
Total securities	$302	0.16%	$18,636	2.94%	$32,874	2.31%	$97,177	1.94%	$148,989	2.15%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	6,149	1.17	3,005	2.26	9,154	1.51
State and municipal securities	—	—	664	1.26	1,618	2.50	62,186	2.82	64,468	2.47
Corporate debt securities	—	—	536	3.18	7,750	4.81	—	—	8,286	4.70
Asset based securities	—	—	—	—	—		9,035	0.94	9,035	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—	4,967	1.14	13,786	1.20	18,753	1.21
Total securities available for sale	$—	—%	$1,200	2.12%	$20,484	2.67%	$88,012	2.35%	$109,696	2.22%

Securities Held to Maturity
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	—	—	—	—	—	—
State and municipal securities	—	—	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Asset based securities	—	—	—	—	—	—	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—		—	—	—	—	—	—	—	—
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Total securities	$—	—%	$1,200	2.12%	$20,484	2.67%	$88,012	2.35%	$109,696	2.22%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At December 31, 2021, BOLI totaled $22.2 million compared to $22.5 million at December 31, 2020. The decrease represents a reduction in the policies’ total value due to an insured’s death net of increases in the cash surrender value.
Deposits
Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. The Company also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep program. The Company is a member of the Promontory network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. Promontory allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.
Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.

Total deposits at December 31, 2021 were $1.6 billion, representing an increase of $416.8 million, or 36.6%, compared to $1.1 billion at December 31, 2020. As of December 31, 2021, 34.8% of total deposits were comprised of noninterest-bearing demand accounts, 48.9% of interest-bearing non-maturity accounts and 16.3% of time deposits.
The following table summarizes our deposit balances as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
	(in thousands, except percentages)

Noninterest-bearing transaction	$541,546	34.8%	$290,867	25.5%
Interest-bearing transaction	704,326	45.3%	475,757	41.8%
Savings	56,715	3.6%	42,731	3.7%
Time deposits, $250,000 and under	224,556	14.4%	293,707	25.8%
Time deposits, over $250,000	29,308	1.9%	36,599	3.2%
Total deposits	$1,556,451	100.0%	$1,139,661	100.0%
The following tables set forth the maturity of time deposits as of December 31, 2021 and 2020:

	December 31, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$33,061	$61,646	$29,563	$2,832	$127,102
Time deposits, $100,000 through $250,000	39,753	51,112	5,464	1,125	97,454
Time deposits, over $250,000	13,238	13,560	1,327	1,183	29,308
Total time deposits	$86,052	$126,318	$36,354	$5,140	$253,864

	December 31, 2020
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$45,611	$81,284	$28,110	$15,506	$170,511
Time deposits, $100,000 through $250,000	28,223	76,774	15,565	2,634	123,196
Time deposits, over $250,000	9,023	24,753	604	2,219	36,599
Total time deposits	$82,857	$182,811	$44,279	$20,359	$330,306

Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$378,868	—%	$259,962	—%
Interest-bearing transaction	96,503	0.09%	82,407	0.22%
Money markets	478,277	0.54%	333,334	0.85%
Savings	49,207	0.20%	36,499	0.20%
Time deposits	298,883	0.51%	354,124	1.35%
Total deposits	$1,301,738	0.33%	$1,066,326	0.74%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $851.4 million and $451.2 million as of December 31, 2021 and 2020, respectively.
The following table presents the maturities of our time deposits in excess of the insurance limit of $250,000 as of December 31, 2021.

December 31, 2021
(dollars in thousands)

Three months	$3,988
Over 3 months through 6 months	2,266
Over 6 months through 12 months	2,044
Over 12 months	1,260
Total	$9,558

Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2021 and December 31, 2020, we had borrowing capacity from the FHLB of $68.4 million and $65.7 million, respectively. We had $26.0 million in short-term FHLB borrowings as of December 31, 2021 and $30.9 million as of December 31, 2020. We had no long-term FHLB borrowings as of December 31, 2021 and December 31, 2020. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(dollars in thousands)

Amount outstanding at end of period	$25,950	$30,900
Weighted average interest rate at end of period	0.34%	0.73%
Maximum month-end balance	$25,950	$32,750
Average balance outstanding during the period	$30,636	$21,448
Weighted average interest rate during the period	0.47%	2.50%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of December 31, 2021 and December 31, 2020, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in November 2020 and matures in August 2022. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate of 90-day LIBOR plus 2.50% with a LIBOR floor of 0.50%, and requires quarterly interest payments. The Company utilized $8.0 million of the Line of Credit in connection with the purchase of East Alabama and another $4.5 million to redeem subordinated debt of $4.5 million. The balance outstanding as of December 31, 2021 was $12.5 million. The Company repaid the Line of Credit in full with the proceeds from the Notes.
Subordinated Debt Securities. In June 2016, the Company issued $4.5 million of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “2026 Notes”). The 2026 Notes bore interest at 6.625% per annum, payable semiannually in arrears on January 1 and July 1 of each year until July 2021. Thereafter interest was payable quarterly in arrears at an annual floating rate equal to three-month LIBOR as determined for the applicable quarter plus 5.412%. The Company repaid the 2026 Notes in full on June 23, 2021.

On February 7, 2022, the Company issued $48.0 million in Notes, as referenced in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".
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
As of December 31, 2021, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2021 and December 31, 2020. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
We and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” as of the dates reflected in the table below. As a bank holding company with less than $3 billion in total consolidated assets, Southern States is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, Southern States’ capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to Southern States are for illustrative purposes in the event Southern States were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets)
Company	$135,196	12.09%	$117,385	10.50%	$—	—
Bank	$142,711	12.77%	$117,385	10.50%	$111,795	10.00%

Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at December 31, 2021.

	Payments Due as of December 31, 2021
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$212,370	$41,308	$186	$253,864
FHLB advances	19,950	6,000	—	25,950
Short-term borrowings	12,498	—	—	12,498
Total contractual obligations	$244,818	$47,308	$186	$292,312
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

The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2021	2020
	(dollars in thousands)

Commitments to extend credit	$314,194	$181,925
Standby letters of credit	3,434	2,814
Total	$317,628	$184,739
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	December 31,
	2021	2020
Change in Interest Rates (Basis Points)
+400	33.33	8.33
+300	25.10	6.36
+200	16.72	4.23
+100	8.17	2.08
-100	(3.79)	(0.14)
-200	(9.39)	(5.05)
-300	(14.61)	(10.43)
-400	(19.17)	(15.12)

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
The JOBS Act and our regulators provided us with an extended transition period to January 1, 2023 for complying with CECL accounting standards affecting public companies.
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2021, included in this Annual Report on Form 10-K.
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned consolidated subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Recently Issued Accounting Pronouncements
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our consolidated financial statements. Please also refer to the Notes to our consolidated financial statements in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for other than public business entities for fiscal years beginning after December 15, 2020, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company did not experience any impact on the Company’s consolidated financial position, results of operations or cash flows as a result of ASU 2017-12.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information required for this item is included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southern States Bancshares, Inc. and Subsidiary
Anniston, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern States Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mauldin & Jenkins, LLC

We have served as the Company’s auditor since 2007.

Birmingham, Alabama
March 18, 2022

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$6,397	$23,229
Interest-bearing deposits in banks	203,537	51,503
Federal funds sold	74,022	10,175
Total cash and cash equivalents	283,956	84,907

Securities available for sale, at fair value	132,172	114,001
Securities held to maturity, at amortized cost	19,672	—
Other equity securities, at fair value	9,232	5,017
Restricted equity securities, at cost	2,600	3,224
Loans held for sale	2,400	5,696

Loans, net of unearned income	1,250,300	1,030,115
Less allowance for loan losses	14,844	11,859
Loans, net	1,235,456	1,018,256

Premises and equipment, net	27,044	24,426
Accrued interest receivable	4,170	4,243
Bank owned life insurance	22,201	22,458
Annuities	12,888	12,903
Foreclosed assets	2,930	10,224
Goodwill	16,862	16,862
Core deposit intangible	1,500	1,764
Other assets	9,509	8,525

Total assets	$1,782,592	$1,332,506

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$541,546	$290,867
Interest-bearing	1,014,905	848,794
Total deposits	1,556,451	1,139,661

Other borrowings	12,498	7,975
FHLB advances	25,950	30,900
Subordinated notes	—	4,493
Accrued interest payable	132	278
Other liabilities	10,363	8,543
Total liabilities	1,605,394	1,191,850

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 9,012,857 and 7,678,195 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	45,064	38,391
Capital surplus	80,640	65,327
Retained earnings	49,858	34,183
Accumulated other comprehensive income	2,113	3,194
Unvested restricted stock	(477)	(439)

Total stockholders' equity	177,198	140,656

Total liabilities and stockholders' equity	$1,782,592	$1,332,506
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended
	2021	2020
Interest income:
Loans, including fees	$54,709	$47,786
Taxable securities	1,593	1,317
Nontaxable securities	1,023	643
Other interest and dividends	452	539
Total interest income	57,777	50,285

Interest expense:
Deposits	4,310	7,854
Other borrowings	554	854
Total interest expense	4,864	8,708

Net interest income	52,913	41,577
Provision for loan losses	2,982	3,300
Net interest income after provision for loan losses	49,931	38,277

Noninterest income:
Service charges on deposit accounts	1,528	1,458
Swap fees	931	1,405
SBA/USDA fees	3,968	756
Mortgage origination fees	1,465	1,529
Net gain (loss) on securities	(57)	742
Other operating income	2,968	2,651
Total noninterest income	10,803	8,541

Noninterest expenses:
Salaries and employee benefits	21,667	18,765
Equipment and occupancy expenses	3,640	3,682
Data processing fees	2,128	1,836
Regulatory assessments	952	775
Other operating expenses	8,048	7,127
Total noninterest expenses	36,435	32,185

Income before income taxes	24,299	14,633

Income tax expense	5,732	2,526

Net income	$18,567	$12,107

Basic earnings per share	$2.26	$1.58

Diluted earnings per share	$2.23	$1.56
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	2021	2020
Net income	$18,567	$12,107

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale arising during the period, net of benefit (tax) of $426 and ($1,122), respectively	(1,214)	3,478

Reclassification adjustment for losses (gains) on securities available for sale realized in net income, net of benefit (tax) of $47 and ($193), respectively	133	(549)

Other comprehensive income (loss)	(1,081)	2,929

Comprehensive income	$17,486	$15,036
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2019	—	$—	7,650,772	$38,254	$64,592	$23,918	$265	$(392)	$126,637
Net income	—	—	—	—	—	12,107	—	—	12,107
Issuance of common stock	—	—	3,822	19	57	—	—	—	76
Exercise of common stock options			1,000	5	5				10
Issuance of restricted stock	—	—	22,869	114	328	—	—	(442)	—
Forfeiture of restricted stock	—	—	(268)	(1)	(4)	—	—	5	—
Stock-based compensation	—	—	—	—	349	—	—	390	739
Common stock dividends paid	—	—	—	—	—	(1,842)	—	—	(1,842)
Other comprehensive income	—	—	—	—	—	—	2,929	—	2,929
Balance, December 31, 2020	—	$—	7,678,195	$38,391	$65,327	$34,183	$3,194	$(439)	$140,656
Net income	—	—		—	—	18,567	—	—	18,567
Issuance of common stock - IPO raise	—	—	1,296,429	6,482	18,150	—	—	—	24,632
Issuance of common stock - IPO cost	—	—	—	—	(3,674)	—	—	—	(3,674)
Issuance of common stock	—	—	8,240	41	124	—	—	—	165
Exercise of common stock options	—	—	5,008	25	(25)	—	—	—	—
Issuance of restricted stock	—	—	24,985	125	376	—	—	(501)	—
Stock-based compensation	—	—	—	—	362	—	—	463	825
Common stock dividends paid	—	—	—	—	—	(2,892)	—	—	(2,892)
Other comprehensive loss			—	—	—	—	(1,081)	—	(1,081)
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$177,198

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	2021	2020
OPERATING ACTIVITIES
Net income	$18,567	$12,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	1,888	1,956
Net loss (gain) on securities	57	(742)
Net amortization of securities	957	605
Amortization of core deposit intangible	264	264
Provision for loan losses	2,982	3,300
Deferred income taxes	(973)	(1,587)
(Gain) loss on sale of foreclosed assets	207	(76)
Write-down of foreclosed assets	—	920
Loss on sale of premises, equipment and software	—	15
Stock-based compensation	825	739
Net decrease (increase) in loans held for sale	3,296	(3,118)
Income from bank owned life insurance	(497)	(528)
Decrease (increase) in interest receivable	73	(1,256)
Decrease in interest payable	(146)	(195)
Net other operating activities	2,203	(950)

Net cash provided by operating activities	29,703	11,454

INVESTING ACTIVITIES
Purchase of securities available for sale	(67,887)	(85,255)
Purchase of other equity securities	(9,000)	(5,007)
Proceeds from sale of securities available for sale	15,759	26,185
Proceeds from sale of other equity securities	4,995	—
Proceeds from maturities, calls, and paydowns of securities available for sale	11,601	9,111
Net redemption (purchase) of restricted equity securities	624	(1,213)
Net increase in loans	(220,282)	(199,324)
Proceeds from sale of foreclosed assets	7,187	1,554
Proceeds from bank owned life insurance	755	148
Proceeds from sale of premises, equipment and software	—	376
Purchase of premises, equipment and software	(4,507)	(6,648)

Net cash used in investing activities	(260,755)	(260,073)

FINANCING ACTIVITIES
Net increase in deposits	416,790	189,147
Net proceeds from issuance of common stock in connection with IPO	20,958	—
Proceeds from issuance of common stock	165	86
Net (repayment) proceeds of other borrowings	(4,920)	30,900
Net proceeds of note payable	4,500	—
Repayment of subordinated notes	(4,500)	—
Common stock dividends paid	(2,892)	(1,842)

Net cash provided by financing activities	430,101	218,291

Net increase (decrease) in cash and cash equivalents	199,049	(30,328)

Cash and cash equivalents at beginning of year	84,907	115,235

Cash and cash equivalents at end of year	$283,956	$84,907

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$5,010	$8,903
Income taxes	$7,082	$4,304

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$100	$10,300
Internally financed sales of foreclosed assets	$—	$4,356
Transfer of state and municipal available for sale securities to held to maturity securities	$19,684	$—
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Accounting Estimates
The audited consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.
In preparing the audited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at December 31, 2021 and December 31, 2020.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Other Equity Securities
The mutual funds owned by the Bank are classified as equity securities and are carried at fair value with any periodic changes in value recorded through the income statement.
Restricted Equity Securities
Restricted equity securities are investments that are restricted in marketability. The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB based upon its assets or outstanding advances. The Company has also purchased stock in First National Banker’s Bankshares, Inc. (FNBB), and Pacific Coast Banker’s Bank (PCBB), both correspondent banks. These securities are carried at cost and periodically evaluated for impairment based on ultimate recoverability of par value.

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan, using the straight-line method without anticipating prepayments.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
The Bank leases various premises and equipment. At the inception of the contract, the Bank determines if an arrangement is or contains a lease and will recognize on the balance sheet a lease asset for its right to use the underlying asset (“ROU”) and a lease liability for the corresponding lease obligation for contracts longer than a year. Both the asset and liability are initially measured at the present value of the future minimum lease payments over the lease term. In determining the present value of lease payments, the Bank uses our incremental borrowing rate as the discount rate for the leases.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at December 31, 2021.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in December 2021. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation of acquired deposits performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of December 31, 2021 and based on that evaluation there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

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
Fair Value of Financial Instruments
Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Revenue Recognition
On January 1, 2019, the Company adopted ASC 606 and all subsequent amendments (collectively ASC 606) which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as foreclosed assets. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. With the exception of gains/losses on sale of foreclosed assets, the Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, bank card services and interchange fees, and ATM fees.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for other than public business entities for fiscal years beginning after December 15, 2020, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The amended presentation and disclosure guidance is required only prospectively. The Company did not experience any impact on the Company’s consolidated financial position, results of operations or cash flows as a result of ASU 2017-12.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	For the Years Ended
	2021	2020
Basic Earnings Per Share:
Net Income	$18,567	$12,107
Weighted average common shares outstanding	8,198,188	7,673,085
Basic earnings per share	$2.26	$1.58
Diluted Earnings Per Share:
Net income allocated to common shareholders	$18,538	$12,095
Weighted average common shares outstanding	8,198,188	7,673,085
Net dilutive effect of:
Assumed exercises of stock options	118,348	92,778
Average shares and dilutive potential common shares	8,316,536	7,765,863
Dilutive earnings per share	$2.23	$1.56

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES

The amortized cost and fair value of securities at December 31, 2021 and December 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	19,672	364	(126)	19,910
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	9,154	246	(34)	9,366
State and municipal securities	64,468	3,531	(58)	67,941
Corporate debt securities	8,286	188	(5)	8,469
Asset based securities	9,035	76	—	9,111
Mortgage-backed GSE residential/multifamily and non-GSE	18,753	394	(33)	19,114
Total securities available for sale	$109,696	$4,435	$(130)	$114,001

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—
State and municipal securities	—	—	—	—
Corporate debt securities	—	—	—	—
Asset based securities	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—
Total securities	$109,696	$4,435	$(130)	$114,001
Securities with a carrying value of $46,263 and $40,983 at December 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of December 31, 2021 and December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$302	$302	$—	$—
Due from one year to five years	2,766	2,790	1,200	1,241
Due after five to ten years	26,475	26,764	15,518	15,873
Due after ten years	62,651	65,196	74,225	77,773
Mortgage-backed securities	37,123	37,120	18,753	19,114
Total securities available for sale	$129,317	$132,172	$109,696	$114,001

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	1,100	1,115	—	—
Due after ten years	18,572	18,795	—	—
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,672	$19,910	$—	$—
Total securities	$148,989	$152,082	$109,696	$114,001
Gains and losses on sales of securities available for sale for the years ended December 31, 2021 and December 31, 2020 consist of the following:

	Years Ended December 31,
	2021	2020
Gross gains	$862	$765
Gross losses	(919)	(23)
Net realized gains (losses)	$(57)	$742

Restricted equity securities as of December 31, 2021 and December 31, 2020 consist of the following:

	December 31,
	2021	2020
Federal Home Loan Bank stock	$1,675	$2,299
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,600	$3,224

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$(20)	$5,347	$—	$—	$(20)
U.S. Government Sponsored Enterprises (GSEs)	(57)	1,946	(46)	1,899	(103)
State and municipal securities	(66)	6,270	—	—	(66)
Corporate debt securities	(35)	2,995	—	—	(35)
Asset based securities	(21)	2,842	(3)	879	(24)
Mortgage-backed GSE residential/multifamily and non-GSE	(158)	16,226	(30)	2,749	(188)
Total securities available for sale	$(357)	$35,626	$(79)	$5,527	$(436)

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	—
State and municipal securities	(126)	6,450	—	—	(126)
Corporate debt securities	—	—	—	—	—
Asset based securities	—	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—	—
Total securities held to maturity	$(126)	$6,450	$—	$—	$(126)
Total securities	$(483)	$42,076	$(79)	$5,527	$(562)

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities (Continued)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2020
Securities Available for Sale
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	(34)	2,051	—	—	(34)
State and municipal securities	(58)	4,979	—	—	(58)
Corporate debt securities	(5)	1,495	—	—	(5)
Asset based securities	—	960	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	(33)	6,643	—	—	(33)
Total securities available for sale	$(130)	$16,128	$—	$—	$(130)

Securities Held to Maturity
U.S. Treasury securities	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	—
State and municipal securities	—	—	—	—	—
Corporate debt securities	—	—	—	—	—
Asset based securities	—	—	—	—	—
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	—	—	—
Total securities held to maturity	$—	$—	$—	$—	$—
Total securities	$(130)	$16,128	$—	$—	$(130)
The unrealized losses on fifty-five securities were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2021.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of December 31, 2021 and December 31, 2020, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$174,480	13.9%	$102,559	9.9%
Residential	147,490	11.8%	152,212	14.7%
Commercial	716,541	57.1%	514,923	49.8%
Commercial and industrial	206,897	16.5%	254,395	24.6%
Consumer and other	8,709	0.7%	9,644	1.0%
Gross Loans	1,254,117	100.0%	1,033,733	100.0%
Deferred loan fees	(3,817)		(3,618)
Allowance for loan losses	(14,844)		(11,859)
Loans, net	$1,235,456		$1,018,256
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Program (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of December 31, 2021, the Company has outstanding 36 loans for a total amount of $9,203 under the PPP. At December 31, 2021, unaccreted deferred loan origination fees related to PPP loans totaled $298. PPP loan origination fees recorded as an adjustment to loan yield for the year were $2,677. These PPP loans are included within the commercial and industrial loan category in the table above.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of December 31, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of December 31, 2021
Real estate mortgages:
Construction and development	$168,751	$388	$5,341	$—	$174,480
Residential	142,782	3,554	1,154	—	147,490
Commercial	691,863	16,371	8,307	—	716,541
Commercial and industrial	203,630	2,960	73	234	206,897
Consumer and other	8,682	21	6	—	8,709
Total:	$1,215,708	$23,294	$14,881	$234	$1,254,117

As of December 31, 2020
Real estate mortgages:
Construction and development	$95,214	$6,113	$1,232	$—	$102,559
Residential	144,256	6,245	1,627	84	152,212
Commercial	471,555	36,754	6,614	—	514,923
Commercial and industrial	240,646	13,138	611	—	254,395
Consumer and other	8,186	1,435	23	—	9,644
Total:	$959,857	$63,685	$10,107	$84	$1,033,733

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans as of December 31, 2021 and December 31, 2020:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of December 31, 2021
Real estate mortgages:
Construction and development	$173,027	$62	$746	$299	$1,107	$346	$174,480
Residential	146,871	129	128	195	452	167	147,490
Commercial	714,092	1,775	—	—	1,775	674	716,541
Commercial and industrial	206,027	99	486	—	585	285	206,897
Consumer and other	8,673	30	—	—	30	6	8,709
Total:	$1,248,690	$2,095	$1,360	$494	$3,949	$1,478	$1,254,117

As of December 31, 2020
Real estate mortgages:
Construction and development	$101,375	$117	$90	$—	$207	$977	$102,559
Residential	150,837	382	94	42	518	857	152,212
Commercial	512,208	1,196	—	41	1,237	1,478	514,923
Commercial and industrial	252,473	626	1,212	—	1,838	84	254,395
Consumer and other	9,581	18	15	8	41	22	9,644
Total:	$1,026,474	$2,339	$1,411	$91	$3,841	$3,418	$1,033,733

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of December 31, 2021 and December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision (credit) for loan losses	3,516	(458)	(76)	2,982
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	25	15	9	49
Ending balance at December 31, 2021	$11,554	$3,166	$124	$14,844

Ending balance - individually evaluated for impairment	$340	$292	$3	$635
Ending balance - collectively evaluated for impairment	11,145	2,874	121	14,140
Ending balance - loans acquired with deteriorated credit quality	69	—	—	69
Total ending balance at December 31, 2021	$11,554	$3,166	$124	$14,844

Loans:
Ending balance - individually evaluated for impairment	$14,742	$307	$26	$15,075
Ending balance - collectively evaluated for impairment	1,022,497	206,590	8,683	1,237,770
Ending balance - loans acquired with deteriorated credit quality	1,272	—	—	1,272
Total ending balance at December 31, 2021	$1,038,511	$206,897	$8,709	$1,254,117

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2019	$7,254	$1,885	$126	$9,265
Provision for loan losses	1,702	1,598	—	3,300
Loans charged off	(908)	—	(18)	(926)
Recoveries of loans previously charged off	9	126	85	220
Ending balance at December 31, 2020	$8,057	$3,609	$193	$11,859

Ending balance - individually evaluated for impairment	$1,352	$478	$7	$1,837
Ending balance - collectively evaluated for impairment	6,476	3,131	186	9,793
Ending balance - loans acquired with deteriorated credit quality	229	—	—	229
Total ending balance at December 31, 2020	$8,057	$3,609	$193	$11,859

Loans:
Ending balance - individually evaluated for impairment	$11,527	$856	$37	$12,420
Ending balance - collectively evaluated for impairment	756,489	253,539	9,607	1,019,635
Ending balance - loans acquired with deteriorated credit quality	1,678	—	—	1,678
Total ending balance at December 31, 2020	$769,694	$254,395	$9,644	$1,033,733

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of December 31, 2021 and December 31, 2020.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,258	$5,258	$—	$5,261	$205
Residential	1,081	1,081	—	1,090	90
Commercial	7,992	7,992	—	7,993	440
Commercial and industrial	22	22	—	25	3
Consumer and other	15	15	—	16	1
Total with no related allowance recorded	14,368	14,368	—	14,385	739

With an allowance recorded:
Real estate mortgages:
Construction and development	370	370	148	370	$10
Residential	633	704	125	636	27
Commercial	680	680	136	682	32
Commercial and industrial	285	285	292	289	18
Consumer and other	11	11	3	11	1
Total with an allowance recorded	1,979	2,050	704	1,988	88
Total impaired loans:	$16,347	$16,418	$704	$16,373	$827

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
Real estate mortgages:
Construction and development	$977	$977	$—	$970	$18
Residential	1,537	1,537	—	1,669	93
Commercial	5,117	5,117	—	5,425	290
Commercial and industrial	65	65	—	91	6
Consumer and other	22	22	—	24	2
Total with no related allowance recorded	7,718	7,718	—	8,179	$409

With an allowance recorded:
Real estate mortgages:
Construction and development	644	644	106	668	$34
Residential	1,557	1,628	628	1,636	82
Commercial	3,373	3,373	847	3,526	194
Commercial and industrial	791	791	478	886	58
Consumer and other	15	15	7	15	—
Total with an allowance recorded	6,380	6,451	2,066	6,731	368
Total impaired loans:	$14,098	$14,169	$2,066	$14,910	$777
Troubled Debt Restructurings
As of December 31, 2021, and 2020, impaired loans included $2,012 and $1,754, respectively, in loans that were classified as Troubled Debt Restructurings (TDRs). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.
In assessing whether a borrower is experiencing financial difficulties, the Company considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the borrower is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the borrower has declared or is in the process of declaring bankruptcy and (iv) the borrower’s projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.
The Company considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Company include the borrower’s ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan.
As of December 31, 2021, and 2020, the Company had $1,072 and $1,275, respectively, in loans considered restructured that are not on nonaccrual status. Of the nonaccrual loans at December 31, 2021 and 2020, $940 and $479, respectively, met the criteria for a TDR. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Recorded investment prior to modification reflects the Company’s recorded investment immediately before the modification. Recorded investment after modification represents the Company’s recorded investment at the end of the year. The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2021 and 2020.

	Troubled Debt Restructurings
		Recorded	Recorded
		Investment	Investment	Impact on the
	Number	Prior to	After	Allowance for
	of Loans	Modification	Modification	Loan Losses
December 31, 2021
Real estate mortgages:
Construction and development	2	$189	$178	$63
Residential	1	3	—	—
Commercial	2	537	510	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	5	$729	$688	$63

December 31, 2020
Real estate mortgages:
Construction and development	—	$—	$—	$—
Residential	—	—	—	—
Commercial	—	—	—	—
Commercial and industrial	1	277	271	271
Consumer and other	1	16	15	7
Total	2	$293	$286	$278

The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status subsequent to the modification or has been transferred to foreclosed assets. As of December 31, 2021, three loans modified in a TDR during the twelve months, subsequently defaulted. As of December 31, 2020, no loans modified in a TDR during the twelve months, subsequently defaulted.

NOTE 5.    FORECLOSED ASSETS

A summary of foreclosed assets is presented as follows:

	December 31,
	2021	2020
Balance, beginning of year	$10,224	$7,042
Acquired through settlement of loans	100	10,088
Sales proceeds	(7,187)	(5,910)
Write-downs	—	(920)
Net gain (loss) on sales of foreclosed assets	(207)	76
Receivable from SBA	—	(152)
Balance, end of year	$2,930	$10,224

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    FORECLOSED ASSETS (Continued)

Net expenses related to foreclosed assets include the following:

	December 31,
	2021	2020
Net (gain) loss on sales of foreclosed assets	$207	$(76)
Write-downs	—	920
Operating expenses, net of rental income	(366)	102
Net (income) expense	$(159)	$946

The carrying amount of other real estate owned categorized as residential real estate at December 31, 2021 and 2020 was $60 and $145, respectively.

NOTE 6.    PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

	December 31,
	2021	2020
Land and land improvements	$8,169	$8,169
Building	22,604	21,109
Furniture and equipment	4,785	7,260
	35,558	36,538
Accumulated depreciation	(8,514)	(12,112)
Total premises and equipment	$27,044	$24,426

NOTE 7.    LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2024 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Future minimum lease payments, as of December 31, 2021, on the leases described above, excluding any renewal options, are summarized as follows:

2022	$160
2023	143
2024	58
$361

Rental expense included in the consolidated statements of income for the years ended December 31, 2021 and 2020 is $488 and $473, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7.    LEASES (Continued)
The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as operating or financing. Operating leases with terms greater than one year are included in right-of-use assets and lease liabilities on the Company's consolidated balance sheets. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. Operating right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the term using the interest rate implicit in the contract, when available, or the Company's incremental collateralized borrowing rate with similar terms.
The table below summarizes information related to the Company's operating leases as of and for the year ended December 31, 2021:

Operating lease right-of-use assets	$338
Operating lease liabilities	$339
Weighted average remaining operating lease term (in years)	1.7
Weighted average operating lease discount rate	4.5%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2021, were as follows:

2022	$156
2023	143
2024	58
Total Lease Payments	357
Less: Interest	(18)
Operating Lease Liability	$339

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8 .    DEPOSITS

Major classifications of deposits are as follows:

	December 31,
	2021	2020
Noninterest-bearing transaction	$541,546	$290,867
Interest-bearing transaction	704,326	475,757
Savings	56,715	42,731
Time deposits, $250,000 and under	224,556	293,707
Time deposits, over $250,000	29,308	36,599
	$1,556,451	$1,139,661

Brokered deposits totaled $34,110 at December 31, 2021 and $34,151 at December 31, 2020. The scheduled maturities of time deposits at December 31, 2021 are as follows:

2022	$212,370
2023	19,162
2024	17,192
2025	3,402
2026	1,552
Thereafter	186
Total	$253,864
At December 31, 2021 and December 31, 2020, overdrawn transaction accounts reclassified to loans totaled $208 and $166, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.    BORROWINGS

Note payable and subordinated notes consist of the following:

	December 31,
	2021	2020
Short-term variable $25 million line of credit with interest due quarterly at 90-Day LIBOR + 2.50%, maturity August 2022.	$12,498	$7,975

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2023 and interest rates ranging from 0.31% to 0.57%.	25,950	30,900

Subordinated notes with interest due semi-annually beginning January 1, 2017 at a fixed rate of 6.625% through July 2021, then quarterly interest due based on LIBOR + 5.412% through maturity on July 1, 2026.	—	4,493
	$38,448	$43,368

Contractual maturities of other borrowings as of December 31, 2021 are as follows:

2022	$32,448
2023	6,000
Total	$38,448

The short-term variable $25.0 million line of credit from First Horizon Bank is collateralized by 100% of the capital stock of the Bank.

Advances from the Federal Home Loan Bank of Atlanta are secured by a blanket floating lien on qualifying commercial mortgages of approximately $66,623, residential mortgages of approximately $22,673, and on qualifying home equity lines of credit of approximately $5,006. At December 31, 2021 the Company had $25,950 in outstanding advances and approximately $68,352 was available for borrowing on lines with the FHLB.

At December 31, 2021, the Company has accommodations which allow the purchase of federal funds from several correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid in less than a month. At December 31, 2021 and 2020, the Company had $0 outstanding under these arrangements. The Company may borrow up to $87,200 under these arrangements as of December 31, 2021.

Subordinated Notes
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “Notes”). The Notes initially bore interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest was payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company could, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the Notes totaled $79 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2021 and December 31, 2020, the remaining balance of the debt issuance cost was $0 and $7, respectively. The debt issuance costs were being amortized using the straight-line method over sixty months and are recorded as a component of interest expense. On June 23, 2021, the Company redeemed all of the outstanding Notes.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the Company has posted cash collateral of $350. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the year ended December 31, 2021, were $29 and $960, respectively.

December 31, 2021				December 31, 2020
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$77,534	Other Assets	$1,784	Interest Rate Products	$49,664	Other Assets	$983
Interest Rate Products	77,534	Other Liabilities	(1,843)	Interest Rate Products	49,664	Other Liabilities	(1,013)
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
As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,827. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $1,827, less the required collateral of $350.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS
Incentive Stock Option Plan
The Company adopted an Incentive Stock Compensation Plan during 2007 which grants directors, key employees and others options to purchase shares of common stock of the Company. Options may be granted as incentive stock options or nonqualified stock options depending on the eligibility of the recipient. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 450,000 options to purchase common shares of the Company. During 2016, the Board of Directors of the Company approved to increase the total number of options available to the Plan from 450,000 to 675,000. In December 2017, the Board of Directors of the Company approved to further increase the total number of options available to the Plan from 675,000 to 975,000. During 2020, the Board of Directors of the Company approved to increase the total number of options available to the Plan from 975,000 to 1,400,000. As of December 31, 2021, there are 474,336 options under the plan available to be granted.
Other pertinent information related to the options is as follows:

	Number	Weighted Average Exercise Price
Year Ended December 31, 2021
Options outstanding, beginning of year	480,478	$14.95
Granted	33,294	20.03
Exercised	(10,000)	10.00
Forfeited	(2,280)	20.10
Options outstanding, end of year	501,492	$15.37
Weighted average remaining contractual life		6.46 years

Exercisable, end of year	327,526	$13.79

Year Ended December 31, 2020
Options outstanding, beginning of year	373,392	$13.55
Granted	113,086	19.49
Exercised	(1,000)	10.00
Forfeited	(5,000)	14.20
Options outstanding, end of year	480,478	$14.95
Weighted average remaining contractual life		7.26 years

Exercisable, end of year	216,677	$12.67

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Incentive Stock Option Plan (Continued)
Exercisable options at December 31, 2021 were as follows:

Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(dollars in thousands)

$10.00	115,000	$10.00	4.09	$1,101
14.00	24,000	14.00	5.33	134
14.00	7,200	14.00	5.67	40
14.00	4,000	14.00	6.00	22
14.50	73,000	14.50	6.09	370
14.50	9,000	14.50	6.42	46
14.50	4,800	14.50	6.92	24
16.00	50,261	16.00	7.09	179
22.75	6,000	22.75	7.84	—
20.10	20,512	20.10	8.09	—
20.10	9,753	20.10	8.18	—
14.98	2,000	14.98	8.84	9
18.34	2,000	18.34	9.01	2
	327,526	$13.79	5.75	$1,927

During 2020 and 2021, there were no vested stock options exchanged in a cashless exercise.
For the years ended December 31, 2021 and 2020, the Company recognized $362 and $349, respectively, in stock-based compensation expense related to stock option awards. As of December 31, 2021 and 2020, there is $537 and $587, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.66 years.
The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an average of traded community banks. The Company considers historical data and peer group data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is based on the short-cut method and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following weighted average assumptions were used in the calculations for 2021 and 2020 as follows:

	December 31,
	2021	2020
Dividend yield	2.50%	2.50%
Weighted average volatility	65.43%	29.15%
Expected life in years	6.50 years	6.68 years
Risk-free interest rate	0.81%	1.56%
Weighted average grant-date fair value	$9.77	$4.22

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock
During 2013, the Company amended the 2007 Incentive Stock Compensation Plan to allow for restricted stock awards. The Company awarded 24,985 shares of restricted stock during 2021 and 22,869 in 2020. The restriction is based upon continuous service and the shares will vest equally over three to five years. Nonvested restricted stock consists of the following:

	Number	Weighted Average Exercise Price
Year Ended December 31, 2021
Nonvested, beginning of year	39,169	$17.80
Granted	24,985	20.03
Forfeited	—	—
Vested	(24,840)	17.36
Nonvested, end of year	39,314	$19.50

Year Ended December 31, 2020
Nonvested, beginning of year	34,389	$16.06
Granted	22,869	19.35
Forfeited	(268)	20.10
Vested	(17,821)	16.39
Nonvested, end of year	39,169	$17.80

As of December 31, 2021, there was $477 of unrecognized compensation cost related to nonvested restricted stock awards. Expense for restricted stock awards of $463 and $390 was recorded for the years ended December 31, 2021 and 2020, respectively.

Supplemental Executive Retirement Plan
The Company sponsors a supplemental executive retirement plan (SERP) providing for death and retirement benefits for certain executive officers. In connection with the SERP plan, the Company has purchased annuity contracts and bank owned life insurance from various insurance entities. The Company is the annuity owner throughout the term of the contract and as such, the annuity payments are paid directly to the Company. The Company in turn will make the benefit payments to the executives upon retirement over the executives’ life using the funds received from the annuity contracts. The Company will accrue the total obligation under the SERP over the executive’s future service period to the date full eligibility for the benefit is attained. The amounts to be accrued shall result in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.

The Company has recorded a liability as of December 31, 2021 and 2020, amounting to $3,578 and $2,990, respectively, for the present value of the future benefits to be paid under the SERP, which is recorded in other liabilities on the consolidated balance sheets. Expense related to the SERP totaled $589 and $487 for the years ended December 31, 2021 and 2020, respectively.

Bank Owned Life Insurance
Investments in bank-owned life insurance programs are recorded at their respective cash surrender values. The cash surrender value and net interest earned on the related policies amounted to $22,201 and $497, respectively, as of and for the year ended December 31, 2021 and $22,458 and $528, respectively, as of and for the year ended December 31, 2020.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    INCOME TAXES
Income tax expense consists of the following:

	Years Ended December 31,
	2021	2020

Current	$6,705	$4,113
Deferred	(973)	(1,587)
Income tax expense	$5,732	$2,526

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences as of December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020

Income tax expense at federal statutory rate	$5,102	$3,073
State income tax	879	465
Tax exempt income	(210)	(170)
Nondeductible merger (credit) expenses	134	(685)
Other	(173)	(157)
Income tax expense	$5,732	$2,526

The components of deferred income taxes are as follows:

	December 31,
	2021	2020

Deferred income tax assets:
Loan loss reserves	$3,812	$2,982
Pre-opening and organization expenses	15	36
Deferred compensation	1,055	904
Intangible assets created from asset purchase	34	40
Loans purchased at a premium	68	142
Restricted stock	40	32
Deferred origination fees	795	642
	5,819	4,778
Deferred income tax liabilities:
Loans purchased at a discount	136	163
Depreciation	325	208
Intangible assets created from stock purchase	393	461
Other	161	115
Unrealized gain on securities available for sale	743	1,122
	1,758	2,069

Net deferred income tax asset	$4,061	$2,709

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    INCOME TAXES (Continued)
The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax within the States of Alabama and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2018.
The deferred income tax asset is recorded in “Other assets” on the consolidated balance sheets.

NOTE 13.    COMMITMENTS AND CONTINGENCIES
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2021	2020
Commitments to extend credit	$314,194	$181,925
Standby letters of credit	3,434	2,814
Total	$317,628	$184,739
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the twelve months ended December 31, 2021 and December 31, 2020.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 14.    CONCENTRATIONS OF CREDIT
The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Alabama and Georgia. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.
Eighty-three percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $36,317 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $18,159.
NOTE 15.    STOCKHOLDERS’ EQUITY
As of December 31, 2021, the Company had 9,012,857 shares of common stock issued and outstanding. As of December 31, 2021, the Company does not have any non-voting shares issued and outstanding.
As of December 31, 2020, the Company had 7,678,195 shares of common stock issued and outstanding, of which 805,715 shares were non-voting.
NOTE 16.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2021, approximately $33,247 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of December 31, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2021, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 16.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020

Tier 1 capital (to average assets)
Company	$118,837	9.24%	$51,426	4.00%	$—	—
Bank	$130,852	10.18%	$51,426	4.00%	$77,139	5.00%

CET 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$78,257	7.00%	$—	—
Bank	$130,852	11.70%	$78,257	7.00%	$72,667	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$118,837	10.63%	$95,026	8.50%	$—	—
Bank	$130,852	11.70%	$95,026	8.50%	$89,436	8.00%

Total capital (to risk-weighted assets)
Company	$135,196	12.09%	$117,835	10.50%	$—	—
Bank	$142,711	12.77%	$117,835	10.50%	$117,795	10.00%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value Hierarchy (Continued)

Securities and Other Equity Securities: Where quoted prices are available in an active market, management classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and exchange-traded equities.
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
Deposits: The fair values disclosed for transaction deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.
Other Borrowings: The fair value of fixed rate other borrowings is based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities. The fair values of the Company’s variable-rate other borrowings approximate their carrying values.
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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 is as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
U.S. Treasury securities	$7,822	$—	$7,822	$—
U.S. Government Sponsored Enterprises (GSEs)	9,193	—	9,193	—
State and municipal securities	56,781	—	56,781	—
Corporate debt securities	10,784	—	10,784	—
Asset based securities	10,472	—	10,472	—
Mortgage-backed GSE residential/multifamily and non GSE	37,120	—	37,120	—
Other equity securities	9,232	4,985	—	4,247
Interest Rate Products - asset	1,784	—	1,784	—
Interest Rate Products - liabilities	(1,843)	—	(1,843)	—

December 31, 2020
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	9,366	—	9,366	—
State and municipal securities	67,941	—	67,941	—
Corporate debt securities	8,469	—	8,469	—
Asset based securities	9,111	—	9,111	—
Mortgage-backed GSE residential/multifamily and non-GSE	19,114	—	19,114	—
Other equity securities	5,017	5,017	—	—
Interest Rate Products - asset	983	—	983	—
Interest Rate Products - liabilities	(1,013)	—	(1,013)	—

Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2021 and December 31, 2020:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired loans	$7,718	$—	$—	$7,718
Foreclosed assets	2,930	—	—	2,930
Totals	$10,648	$—	$—	10,648

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $16,347 and $14,098 with a specific valuation allowance of $704 and $2,066 at December 31, 2021 and December 31, 2020, respectively. Of the $16,347 and $14,098 impaired loan portfolio, $8,422 and $6,458 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at December 31, 2021 and December 31, 2020, respectively. The remaining $7,925 and $7,640 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at December 31, 2021 and December 31, 2020, respectively. Charge offs and changes in specific valuation allowances at December 31, 2021 and December 31, 2020 on impaired loans carried at fair value resulted in additional provision for loan losses of $40 and $1,828, respectively.

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2021 and 2020 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis.

	December 31,
	2021	2020
Carrying value, beginning of period	$—	$—
Purchases	4,000	—
Net realized gains	247	—
Carrying value, end of period	$4,247	$—

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$4,247	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$—	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$7,718	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements (Continued)

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$4,392	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$10,224	Appraisal	Appraisal discounts (%)	10-15%

Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$283,956	$283,956	$—	$—
Securities available for sale	132,172	—	132,172	—
Other equity securities	9,232	4,985	—	4,247
Loans held for sale	2,400	—	2,400	—
Trading assets	1,784	—	1,784	—
Loans, net	1,235,456	—	1,237,491	7,718
Bank owned life insurance	22,201	—	22,201	—
Annuities	12,888	—	12,888	—
Accrued interest receivable	4,170	—	4,170	—
Restricted equity securities	2,600	—	—	2,600

Financial liabilities:
Deposits	$1,556,451	$—	$1,507,190	$—
Trading liabilities	1,843	—	1,843	—
FHLB advances	25,950	—	25,926	—
Other borrowings	12,498	—	12,498	—
Subordinated notes	—	—	—	—
Accrued interest payable	132	—	132	—

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
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

NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of revenue-generating transactions are excluded from the scope of ASC 606, including revenue generated from financial instruments, such as securities and loans; SBA fees; income on bank owned life insurance contracts; and gains on sales of mortgage loans. Revenue-generating transactions that are within the scope of ASC 606, classified within noninterest income, are described as follows:
Service charges on deposit accounts – represent service fees for monthly activity and maintenance on customer accounts. Attributes can be transaction-based, item-based or time-based. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for maintenance services or when a transaction is processed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
Interchange Income – bank card related fees primarily includes interchange income from client use of consumer and business debit cards. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur. This income is included in other noninterest income on the consolidated statements of income.
Gains and Losses from the Sale of Foreclosed Assets – the performance obligation in the sale of foreclosed assets typically will be the delivery of control over the asset to the buyer. If the Company is not financing the sale, the transaction price is typically identified in the purchase and sale agreement. However, if the Company provides seller financing, the Company must determine a transaction price, depending on if the sale contract is at market terms and taking into account the credit risk inherent in the arrangement.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Other non-interest income primarily includes income on bank owned life insurance contracts, both transaction-based fees and account maintenance fees. Transaction based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Other account maintenance fees are recognized over time, usually on a monthly basis, as the Company’s performance obligation for services is satisfied.
NOTE 19. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheets of Southern States Bancshares, Inc. as of December 31, 2021 and 2020, and the condensed statements of income and cash flows for the years then ended.

CONDENSED BALANCE SHEET	2021	2020
Assets:
Cash	$399	$161
Investment in subsidiary	188,503	152,671
Other assets	794	319
Total assets	189,696	153,151

Liabilities and stockholders’ equity:
Other borrowings	$12,498	$7,975
Subordinated debt	—	4,493
Accrued interest	—	27
Total liabilities	12,498	12,495

Stockholders’ equity	177,198	140,656

Total liabilities and stockholders’ equity	$189,696	$153,151

CONDENSED STATEMENTS OF INCOME	2021	2020

Income
Dividend income from subsidiary	$2,826	$1,842
	2,826	1,842
Expense
Interest expense	412	675
Other	1,054	847
	1,466	1,522
Income before income tax benefits and equity in undistributed earnings of subsidiary	1,360	320

Income tax benefits	294	320

Income before equity in undistributed earnings of subsidiary	1,654	640

Equity in undistributed earnings of subsidiary	16,913	11,467

Net income	$18,567	$12,107

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 19.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOW	2021	2020

OPERATING ACTIVITIES
Net income	$18,567	$12,107
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(16,913)	(11,467)
Stock-based compensation	825	739
(Decrease) increase in accrued interest payable	(27)	15
Net other operating expenses	(84)	(87)
Net cash provided by operating activities	2,368	1,307

INVESTING ACTIVITIES
Investment in equity securities	(360)	—

Net cash used in investing activities	(360)	—

FINANCING ACTIVITIES
Net proceeds of note payable	4,500	—
Repayment of subordinated notes	(4,500)	—
Issuance of common stock	21,123	86
Capital contribution to subsidiary	(20,000)	—
Common stock dividends paid	(2,892)	(1,842)
Net cash used in financing activities	(1,769)	(1,756)

Net increase (decrease) in cash	239	(449)

Cash at beginning of year	161	610

Cash at end of year	$400	$161
NOTE 20.    RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company conducts transactions with its directors and executive officers, including companies in which such directors and executive officers have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons.
Deposits from related parties held by the Company at December 31, 2021 and 2020 totaled $8,678 and $9,976, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 20.    RELATED PARTY TRANSACTIONS (Continued)

Changes in related party loans for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Balance, beginning of year	$8,041	$6,809
Advances	2,176	3,952
Repayments	(2,894)	(2,720)
Balance, end of year	$7,323	$8,041

NOTE 21. SUBSEQUENT EVENTS

On February 7, 2022, the Company entered into Subordinated Note Purchase Agreements (each, a “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers (the “Purchasers” and each, a "Purchaser") pursuant to which the Company issued and sold in a private offering $48.0 million in aggregate principal amount of its 3.50% Fixed-to-Floating Rate Subordinated notes due 2032 (the “Notes”). The Company used a portion of the net proceeds to repay borrowings under its Line of Credit and to make purchases under the Program and intends to use the remaining proceeds for general corporate purposes, including capital and liquidity to support its growth and further purchases under the Program.
The Notes mature on February 7, 2032 and bear interest at an initial fixed rate of 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events.
On February 16, 2022, the Company announced that its Board of Directors approved a stock repurchase program (the "Program") that authorizes the Company to repurchase up to $10.0 million of its common stock. The Program will be in effect until December 31, 2022 with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The Company is not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
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
Management's annual report on internal control over financial reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
On March 16, 2022, Jimmy Alan LaFoy resigned as a director of the Company and the Bank. There were no disagreements between Mr. LaFoy and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation.
Concurrently with Mr. LaFoy’s resignation, the Company’s Board of Directors designated Lewis Beavers, a current director, as the Company’s Audit Committee Financial Expert.
In addition, on March 16, 2022, the Company’s Board of Directors appointed Mark Chambers as a director of the Company. Mr. Chambers has served as the Company’s President since 2019.
Mr. Chambers will not receive additional compensation for his role as a director and is not expected to be appointed to any committees of the Board of Directors. Mr. Chambers was not selected as a director pursuant to any arrangements or understandings with the Company or with any other person, and there are no related party transactions reportable under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 669) located in Birmingham, Alabama.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following consolidated financial statements are incorporated by reference from "Item 8. Financial Statements and Supplementary Data":

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to the Consolidated Financial Statements

(2) All supplemental financial statement schedules are omitted because they are either not applicable or not required, or because the required information is contained in the consolidated financial statements or the notes thereto which is included in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits required to be filed are included in Item 15(b) below.

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

3.2
Amended and Restated Bylaws of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 3.2to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15,2021, file number 333-257915).

4.1*	Description of Capital Stock
4.2
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.1#
 Loan Agreement, dated August  20, 2019, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Revolving Credit Note (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.2†
2017 Incentive Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.3†
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.4†
Form of Option Award Agreement (incorporated by reference to Exhibit 10.4 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.5†
Employment Agreement, dated March 24, 2010, by and between Stephen W. Whatley and Southern States Bank (incorporated by reference to Exhibit 10.5 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.6†
First Amendment to Employment Agreement, dated September 21, 2016, by and between Stephen W. Whatley and Southern States Bank (incorporated by reference to Exhibit 10.6 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.7†
Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated September 21, 2016, by and between Stephen W. Whatley and Southern States Bank (incorporated by reference to Exhibit 10.7 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.8†
Employment Agreement, dated February 5, 2001, by and between Mark Chambers and NAB, LLC (incorporated by reference to Exhibit 10.8 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.9†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Mark Chambers and Southern States Bank (incorporated by reference to Exhibit 10.9 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.10†
Employment Agreement, dated February 19, 2013, by and between Lynn Joyce and Southern States Bank (incorporated by reference to 10.10 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.11†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Lynn Joyce and Southern States Bank (incorporated by reference to Exhibit 10.11 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.12†
Employment Agreement, dated March 24, 2010, by and between James W. Swift and Southern States Bank (incorporated by reference to Exhibit 10.12 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.13†
First Amendment to Employment Agreement, dated April 13, 2021, by and between James W. Swift and the Company (incorporated by reference to Exhibit 10.13 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.14†
Employment Agreement, dated March 24, 2010, by and between Greg Smith and Southern States Bank (incorporated by reference to Exhibit 10.14 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.15†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Greg Smith and the Company (incorporated by reference to Exhibit 10.15 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.16
Registration Rights Agreement, dated as of December  28, 2016, by and among Southern States Bancshares, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.16 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.17
Stock Purchase Agreement by and among Southern States Bancshares, Inc. and the purchasers identified on the signature pages thereto, dated as of December 27, 2016 (incorporated by reference to Exhibit 10.17 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

21.1
Subsidiaries of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

23.1*	Consent of Mauldin & Jenkins, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Indicates a management contract or compensatory plan.
#	Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(a)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: March 18, 2022	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 18, 2022	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 18, 2022	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2022	By:	/s/ Mark Chambers
Mark Chambers
President and Director

Date: March 18, 2022	By:	/s/ Lewis Beavers
Lewis Beavers
Director

Date: March 18, 2022	By:	/s/ Robert F. Davie
Robert F. Davie
Director

Date: March 18, 2022	By:	/s/ Alfred Hayes, Jr.
Alfred Hayes, Jr.
Director

Date: March 18, 2022	By:	/s/ Brent David Hitson
Brent David Hitson
Director

Date: March 18, 2022	By:	/s/ Brian Stacy Holmes
Brian Stacy Holmes
Director
Date: March 18, 2022	By:	/s/ Cynthia S. McCarty
Cynthia S. McCarty
Director

Date: March 18, 2022	By:	/s/ Jay Florey Pumroy
Jay Florey Pumroy
Director

Date: March 18, 2022	By:	/s/ J. Henry Smith, IV
J. Henry Smith, IV
Director

Date: March 18, 2022	By:	/s/ Henry A. Turner
Henry A. Turner
Director