Form 10-Q
period 2022-03-31
Southern States Bancshares, Inc.
filed 2022-05-13
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022, the registrant had 8,749,878 shares of common stock, $5 par value per share, issued and outstanding.

{N4407029.2}

{N4407029.2}

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Southern States Bancshares, Inc. (“Southern States” or the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current expectations and beliefs with respect to, among other things, future events and our financial performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. This may be especially true given the current COVID-19 pandemic and uncertainty about its continuation. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the dates made, we cannot give any assurance that such expectations will prove correct and actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.
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
{N4407029.2}

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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements and the “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
{N4407029.2}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash and due from banks	$22,851	$6,397
Interest-bearing deposits in banks	111,951	203,537
Federal funds sold	74,022	74,022
Total cash and cash equivalents	208,824	283,956

Securities available for sale, at fair value	151,027	132,172
Securities held to maturity, at amortized cost	19,667	19,672
Other equity securities, at fair value	8,937	9,232
Restricted equity securities, at cost	2,825	2,600
Loans held for sale	2,509	2,400

Loans, net of unearned income	1,310,070	1,250,300
Less allowance for loan losses	15,492	14,844
Loans, net	1,294,578	1,235,456

Premises and equipment, net	28,065	27,044
Accrued interest receivable	4,427	4,170
Bank owned life insurance	29,343	22,201
Annuities	15,523	12,888
Foreclosed assets	2,930	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,434	1,500
Other assets	11,883	9,509

Total assets	$1,798,834	$1,782,592

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$515,110	$541,546
Interest-bearing	1,026,729	1,014,905
Total deposits	1,541,839	1,556,451

Other borrowings	—	12,498
FHLB advances	25,950	25,950
Subordinated notes	47,154	—
Accrued interest payable	107	132
Other liabilities	14,595	10,363
Total liabilities	1,629,645	1,605,394

{N4407029.2}

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,749,878 and 9,012,857 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	43,749	45,064
Capital surplus	76,426	80,640
Retained earnings	53,604	49,858
Accumulated other comprehensive income (loss)	(3,755)	2,113
Unvested restricted stock	(835)	(477)

Total stockholders' equity	169,189	177,198

Total liabilities and stockholders' equity	$1,798,834	$1,782,592
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Interest income:
Loans, including fees	$14,766	$13,021
Taxable securities	619	401
Nontaxable securities	299	207
Other interest and dividends	188	48
Total interest income	15,872	13,677

Interest expense:
Deposits	873	1,190
Other borrowings	345	203
Total interest expense	1,218	1,393

Net interest income	14,654	12,284
Provision for loan losses	700	750
Net interest income after provision for loan losses	13,954	11,534

Noninterest income:
Service charges on deposit accounts	445	360
Swap fees	15	558
SBA/USDA fees	388	2,865
Mortgage origination fees	286	407
Net gain (loss) on securities	(361)	(232)
Other operating income	560	538
Total noninterest income	1,333	4,496

Noninterest expenses:
Salaries and employee benefits	5,725	5,057
Equipment and occupancy expenses	705	879
Data processing fees	564	514
Regulatory assessments	263	221
Other operating expenses	2,033	1,861
Total noninterest expenses	9,290	8,532

Income before income taxes	5,997	7,498

Income tax expense	1,440	1,817

Net income	$4,557	$5,681

Basic earnings per share	$0.51	$0.74

Diluted earnings per share	$0.50	$0.73
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$4,557	$5,681

Other comprehensive income (loss):
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $2,062 and $543, respectively	(5,868)	(1,546)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $56, respectively	—	161

Other comprehensive loss	(5,868)	(1,385)

Comprehensive income (loss)	$(1,311)	$4,296

See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$177,198
Net income	—	—	—	—	—	4,557	—	—	4,557
Issuance of restricted stock	—	—	24,265	121	379	—	—	(500)	—
Repurchase of common stock under the stock repurchase program	—	—	(287,244)	(1,436)	(4,696)	—	—	—	(6,132)
Stock-based compensation	—	—	—	—	103	—	—	142	245
Common stock dividends paid	—	—	—	—	—	(811)	—	—	(811)
Other comprehensive loss	—	—	—	—	—	—	(5,868)	—	(5,868)
Balance, March 31, 2022	—	$—	8,749,878	$43,749	$76,426	$53,604	$(3,755)	$(835)	$169,189
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$4,557	$5,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	289	477
Net loss on securities	361	232
Net amortization of securities	227	207
Amortization of core deposit intangible	66	66
Provision for loan losses	700	750
Stock-based compensation	245	173
Net (increase) decrease in loans held for sale	(109)	3,427
Income from bank owned life insurance	(122)	(125)
(Increase) decrease in interest receivable	(257)	155
Decrease in interest payable	(25)	(4)
Net other operating activities	3,907	2,103

Net cash provided by operating activities	9,839	13,142

INVESTING ACTIVITIES
Purchase of securities available for sale	(30,000)	(12,949)
Proceeds from sale of securities available for sale	—	15,759
Proceeds from maturities, calls, and paydowns of securities available for sale	2,927	2,683
Net (purchase) redemption of restricted equity securities	(225)	437
Purchase of bank owned life insurance	(7,021)	—
Purchase of annuities	(2,622)	—
Net increase in loans	(59,822)	(53,263)
Proceeds from sale of foreclosed assets	—	95
Purchase of premises, equipment and software	(1,309)	(951)

Net cash used in investing activities	(98,072)	(48,189)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(14,612)	120,383
Proceeds from issuance of common stock	—	165
Repurchase of common stock	(6,132)	—
Net proceeds of other borrowings	—	1,011
Repayment of note payable	(12,498)	—
Net proceeds of subordinated notes	47,154	—
Common stock dividends paid	(811)	(691)

Net cash provided by financing activities	13,101	120,868

Net increase (decrease) in cash and cash equivalents	(75,132)	85,821

Cash and cash equivalents at beginning of year	283,956	84,907

Cash and cash equivalents at end of year	$208,824	$170,728

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$1,243	$1,397
Income taxes	$74	$—

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$100
Internally financed sales of foreclosed assets	$—	$—
See Notes to Consolidated Financial Statements.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at March 31, 2022 and December 31, 2021.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
Other Equity Securities
The mutual funds owned by the Company are classified as equity securities and are carried at fair value with any periodic changes in value recorded through the income statement.
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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)
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
(in thousands, except share and per share amounts)
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
(in thousands, except share and per share amounts)
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at March 31, 2022.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in March 2022. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
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
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible (Continued)

To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of March 31, 2022 and based on that evaluation there was no impairment.
Accounting Policy for Derivative Instruments and Hedging Activities
FASB ASC 815, Derivatives and Hedging (ASC 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).
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
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In July 2018 the FASB issued ASU 2018-11, “Leases – Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2022 for the Company). The Company adopted ASU 2018-11 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non-public business entities and SEC filers that qualify as smaller reporting companies, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such one-time adjustments is not yet known but is not anticipated to be material.
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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended March 31,
	2022	2021
Basic Earnings Per Share:
Net Income	$4,557	$5,681
Weighted average common shares outstanding	8,935,384	7,681,578
Basic earnings per share	$0.51	$0.74
Diluted Earnings Per Share:
Net income allocated to common shareholders	$4,549	$5,674
Weighted average common shares outstanding	8,935,384	7,681,578
Net dilutive effect of:
Assumed exercises of stock options	129,980	113,281
Average shares and dilutive potential common shares	9,065,364	7,794,859
Dilutive earnings per share	$0.50	$0.73
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,797	$—	$(556)	$9,241
U.S. Government Sponsored Enterprises (GSEs)	8,453	—	(414)	8,039
State and municipal securities	56,963	607	(2,924)	54,646
Corporate debt securities	10,528	129	(216)	10,441
Asset based securities	10,096	14	(105)	10,005
Mortgage-backed GSE residential/multifamily and non-GSE	60,264	6	(1,615)	58,655
Total securities available for sale	$156,101	$756	$(5,830)	$151,027

Securities Held to Maturity
State and municipal securities	19,667	—	(1,440)	18,227
Total securities held to maturity	$19,667	$—	$(1,440)	$18,227
Total securities	$175,768	$756	$(7,270)	$169,254
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3.    SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	19,910
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Securities with a carrying value of $45,534 and $46,263 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$301	$301	$302	$302
Due from one year to five years	6,997	6,881	2,766	2,790
Due after five to ten years	23,679	22,684	26,475	26,764
Due after ten years	64,860	62,506	62,651	65,196
Mortgage-backed securities	60,264	58,655	37,123	37,120
Total securities available for sale	$156,101	$151,027	$129,317	$132,172

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	1,772	1,689	1,100	1,115
Due after ten years	17,895	16,538	18,572	18,795
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,667	$18,227	$19,672	$19,910
Total securities	$175,768	$169,254	$148,989	$152,082
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3.    SECURITIES (Continued)
Restricted equity securities as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
Federal Home Loan Bank stock	$1,900	$1,675
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,825	$2,600
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
March 31, 2022
Securities Available for Sale
U.S. Treasury securities	$(556)	$9,241	$—	$—	$(556)
U.S. Government Sponsored Enterprises (GSEs)	(215)	5,596	(199)	2,443	(414)
State and municipal securities	(2,924)	39,112	—	—	(2,924)
Corporate debt securities	(177)	5,351	(39)	711	(216)
Asset based securities	(101)	7,473	(4)	844	(105)
Mortgage-backed GSE residential/multifamily and non-GSE	(1,522)	41,499	(93)	2,442	(1,615)
Total securities available for sale	$(5,495)	$108,272	$(335)	$6,440	$(5,830)

Securities Held to Maturity
State and municipal securities	(1,377)	17,786	(63)	441	(1,440)
Total securities held to maturity	$(1,377)	$17,786	$(63)	$441	$(1,440)
Total securities	$(6,872)	$126,058	$(398)	$6,881	$(7,270)
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3.    SECURITIES (Continued)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$(20)	$5,347	$—	$—	$(20)
U.S. Government Sponsored Enterprises (GSEs)	(57)	1,946	(46)	1,899	(103)
State and municipal securities	(66)	6,270	—	—	(66)
Corporate debt securities	(35)	2,995	—	—	(35)
Asset based securities	(21)	2,842	(3)	879	(24)
Mortgage-backed GSE residential/multifamily and non-GSE	(158)	16,226	(30)	2,749	(188)
Total securities available for sale	$(357)	$35,626	$(79)	$5,527	$(436)

Securities Held to Maturity
State and municipal securities	(126)	6,450	—	—	(126)
Total securities held to maturity	$(126)	$6,450	$—	$—	$(126)
Total securities	$(483)	$42,076	$(79)	$5,527	$(562)
The unrealized losses on 172 securities were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of March 31, 2022 and December 31, 2021, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$165,400	12.6%	$174,480	13.9%
Residential	154,143	11.7%	147,490	11.8%
Commercial	765,685	58.3%	716,541	57.1%
Commercial and industrial	219,761	16.7%	206,897	16.5%
Consumer and other	9,077	0.7%	8,709	0.7%
Gross Loans	1,314,066	100.0%	1,254,117	100.0%
Deferred loan fees	(3,996)		(3,817)
Allowance for loan losses	(15,492)		(14,844)
Loans, net	$1,294,578		$1,235,456
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of March 31, 2022, the Company has outstanding 6 loans for a total amount of $893 under the PPP. At March 31, 2022, unaccreted deferred loan origination fees related to PPP loans totaled $0. PPP loan origination fees recorded as an adjustment to loan yield for the three months ended was $298. These PPP loans are included within the commercial and industrial loan category in the table above.
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
(in thousands, except share and per share amounts)
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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of March 31, 2022
Real estate mortgages:
Construction and development	$160,243	$388	$4,769	$—	$165,400
Residential	149,011	3,841	1,291	—	154,143
Commercial	739,916	15,830	9,939	—	765,685
Commercial and industrial	216,375	3,103	59	224	219,761
Consumer and other	9,054	20	3	—	9,077
Total	$1,274,599	$23,182	$16,061	$224	$1,314,066

As of December 31, 2021
Real estate mortgages:
Construction and development	$168,751	$388	$5,341	$—	$174,480
Residential	142,782	3,554	1,154	—	147,490
Commercial	691,863	16,371	8,307	—	716,541
Commercial and industrial	203,630	2,960	73	234	206,897
Consumer and other	8,682	21	6	—	8,709
Total	$1,215,708	$23,294	$14,881	$234	$1,254,117

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of March 31, 2022 and December 31, 2021:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of March 31, 2022
Real estate mortgages:
Construction and development	$164,583	$647	$94	$—	$741	$76	$165,400
Residential	153,432	201	—	—	201	510	154,143
Commercial	762,558	739	—	—	739	2,388	765,685
Commercial and industrial	219,476	16	—	—	16	269	219,761
Consumer and other	9,074	—	—	—	—	3	9,077
Total	$1,309,123	$1,603	$94	$—	$1,697	$3,246	$1,314,066

As of December 31, 2021
Real estate mortgages:
Construction and development	$173,027	$62	$746	$299	$1,107	$346	$174,480
Residential	146,871	129	128	195	452	167	147,490
Commercial	714,092	1,775	—	—	1,775	674	716,541
Commercial and industrial	206,027	99	486	—	585	285	206,897
Consumer and other	8,673	30	—	—	30	6	8,709
Total	$1,248,690	$2,095	$1,360	$494	$3,949	$1,478	$1,254,117

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of March 31, 2022 and March 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	(1,299)	2,009	(10)	700
Loans charged off	(66)	—	(6)	(72)
Recoveries of loans previously charged off	17	—	3	20
Ending balance at March 31, 2022	$10,206	$5,175	$111	$15,492

Ending balance - individually evaluated for impairment	$400	$269	$—	$669
Ending balance - collectively evaluated for impairment	9,743	4,906	111	14,760
Ending balance - loans acquired with deteriorated credit quality	63	—	—	63
Total ending balance at March 31, 2022	$10,206	$5,175	$111	$15,492

Loans:
Ending balance - individually evaluated for impairment	$15,943	$283	$22	$16,248
Ending balance - collectively evaluated for impairment	1,068,050	219,478	9,055	1,296,583
Ending balance - loans acquired with deteriorated credit quality	1,235	—	—	1,235
Total ending balance at March 31, 2022	$1,085,228	$219,761	$9,077	$1,314,066

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision (credit) for loan losses	1,231	(428)	(53)	750
Loans charged off	(16)	—	(2)	(18)
Recoveries of loans previously charged off	2	11	1	14
Ending balance at March 31, 2021	$9,274	$3,192	$139	$12,605

Ending balance - individually evaluated for impairment	$357	$390	$12	$759
Ending balance - collectively evaluated for impairment	8,823	2,802	127	11,752
Ending balance - loans acquired with deteriorated credit quality	94	—	—	94
Total ending balance at March 31, 2021	$9,274	$3,192	$139	$12,605

Loans:
Ending balance - individually evaluated for impairment	$15,829	$583	$42	$16,454
Ending balance - collectively evaluated for impairment	830,912	229,574	9,158	1,069,644
Ending balance - loans acquired with deteriorated credit quality	1,363	—	—	1,363
Total ending balance at March 31, 2021	$848,104	$230,157	$9,200	$1,087,461

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of March 31, 2022 and December 31, 2021.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
March 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,810	$4,810	$—	$4,813
Residential	1,477	1,477	—	1,485
Commercial	7,891	7,891	—	7,922
Commercial and industrial	14	14	—	17
Consumer and other	22	22	—	23
Total with no related allowance recorded	14,214	14,214	—	14,260

With an allowance recorded:
Real estate mortgages:
Construction and development	234	234	62	236
Residential	362	433	97	364
Commercial	2,404	2,404	304	2,406
Commercial and industrial	269	269	269	276
Consumer and other	—	—	—	—
Total with an allowance recorded	3,269	3,340	732	3,282
Total impaired loans	$17,483	$17,554	$732	$17,542
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
December 31, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,258	$5,258	$—	$5,261
Residential	1,081	1,081	—	1,090
Commercial	7,992	7,992	—	7,993
Commercial and industrial	22	22	—	25
Consumer and other	15	15	—	16
Total with no related allowance recorded	14,368	14,368	—	14,385

With an allowance recorded:
Real estate mortgages:
Construction and development	370	370	148	370
Residential	633	704	125	636
Commercial	680	680	136	682
Commercial and industrial	285	285	292	289
Consumer and other	11	11	3	11
Total with an allowance recorded	1,979	2,050	704	1,988
Total impaired loans	$16,347	$16,418	$704	$16,373

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the three months ended March 31, 2022 and 2021.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,810	$4,813	$55
Residential	1,477	1,485	21
Commercial	7,891	7,922	115
Commercial and industrial	14	17	—
Consumer and other	22	23	—
Total with no related allowance recorded	14,214	14,260	191

With an allowance recorded:
Real estate mortgages:
Construction and development	234	236	3
Residential	362	364	4
Commercial	2,404	2,406	9
Commercial and industrial	269	276	6
Consumer and other	—	—	—
Total with an allowance recorded	3,269	3,282	22
Total impaired loans	$17,483	$17,542	$213
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,511	$5,511	$41
Residential	2,396	2,405	23
Commercial	6,411	6,395	98
Commercial and industrial	200	208	3
Consumer and other	22	23	—
Total with no related allowance recorded	14,540	14,542	165

With an allowance recorded:
Real estate mortgages:
Construction and development	567	573	9
Residential	800	804	11
Commercial	1,507	1,517	22
Commercial and industrial	383	387	5
Consumer and other	20	21	—
Total with an allowance recorded	3,277	3,302	47
Total impaired loans	$17,817	$17,844	$212
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	March 31, 2022	December 31, 2021
Noninterest-bearing transaction	$515,110	$541,546
Interest-bearing transaction	749,119	704,326
Savings	62,462	56,715
Time deposits, $250,000 and under	189,172	224,556
Time deposits, over $250,000	25,976	29,308
	$1,541,839	$1,556,451

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $34,110 at March 31, 2022 and December 31, 2021. The scheduled maturities of time deposits at March 31, 2022 are as follows:

April 1, 2022 to March 31, 2023	$181,564
April 1, 2023 to March 31, 2024	12,514
April 1, 2024 to March 31, 2025	15,828
April 1, 2025 to March 31, 2026	3,597
April 1, 2026 to March 31, 2027	1,459
Thereafter	186
$215,148
At March 31, 2022 and December 31, 2021, overdrawn transaction accounts reclassified to loans totaled $131 and $208, respectively.
NOTE 6.    SUBORDINATED NOTES
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “2026 Notes”). The 2026 Notes initially bore interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest was payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company could, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the 2026 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2026 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the 2026 Notes totaled $79 and were netted against the subordinated notes liability on the balance sheet. At March 31, 2022 and December 31, 2021, there was no remaining balance of the debt issuance cost related to the 2026 Notes. On June 23, 2021, the Company redeemed all of the outstanding 2026 Notes.
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $875 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2022, the remaining balance of the debt issuance cost was $846. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company has posted cash collateral of $4,470. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the three months ended March 31, 2022, were $15 and $0, respectively.

March 31, 2022				December 31, 2021
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$76,883	Other Assets	$4,278	Interest Rate Products	$77,534	Other Assets	$1,784
Interest Rate Products	76,883	Other Liabilities	(4,322)	Interest Rate Products	77,534	Other Liabilities	(1,843)
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
As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,240. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $4,240, less the required collateral of $4,470.

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	March 31, 2022	December 31, 2021
Commitments to extend credit	$313,155	$314,194
Standby letters of credit	4,428	3,434
Total	$317,583	$317,628
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2022 and March 31, 2021.
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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 9.     CONCENTRATIONS OF CREDIT (CONTINUED)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $41,298 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $20,649.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of March 31, 2022, the Company had 8,749,878 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2021, the Company had 9,012,857 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2022, approximately $38,082 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of March 31, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2022, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2022

Tier 1 capital (to average assets)
Company	$154,648	8.75%	$70,717	4.00%	$—	—
Bank	$192,383	10.88%	$70,717	4.00%	$88,396	5.00%

CET 1 capital (to risk-weighted assets)
Company	$154,648	9.90%	$109,331	7.00%	$—	—
Bank	$192,383	12.32%	$109,331	7.00%	$101,522	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$154,648	9.90%	$132,759	8.50%	$—	—
Bank	$192,383	12.32%	$132,759	8.50%	$124,950	8.00%

Total capital (to risk-weighted assets)
Company	$218,140	13.97%	$163,997	10.50%	$—	—
Bank	$207,875	13.31%	$163,997	10.50%	$156,187	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
(in thousands, except share and per share amounts)
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
Other Borrowings: The fair value of fixed rate other borrowings is based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities. The fair values of the Company’s variable rate other borrowings approximate their carrying values.
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
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
U.S. Treasury securities	$9,241	$—	$9,241	$—
U.S. Government Sponsored Enterprises (GSEs)	8,039	—	8,039	—
State and municipal securities	54,646	—	54,646	—
Corporate debt securities	10,441	—	10,441	—
Asset based securities	10,005	—	10,005	—
Mortgage-backed GSE residential/multifamily and non-GSE	58,655	—	58,655	—
Other equity securities	8,937	4,854	—	4,083
Interest Rate Products - asset	4,278	—	4,278	—
Interest Rate Products - liabilities	(4,322)	—	(4,322)	—

December 31, 2021
U.S. Treasury securities	$7,822	$—	$7,822	$—
U.S. Government Sponsored Enterprises (GSEs)	9,193	—	9,193	—
State and municipal securities	56,781	—	56,781	—
Corporate debt securities	10,784	—	10,784	—
Asset based securities	10,472	—	10,472	—
Mortgage-backed GSE residential/multifamily and non-GSE	37,120	—	37,120	—
Other equity securities	9,232	4,985	—	4,247
Interest Rate Products - asset	1,784	—	1,784	—
Interest Rate Products - liabilities	(1,843)	—	(1,843)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Impaired loans	$8,329	$—	$—	$8,329
Foreclosed assets	2,930	—	—	2,930
Totals	$11,259	$—	$—	$11,259
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Impaired loans	$7,718	$—	$—	$7,718
Foreclosed assets	2,930	—	—	2,930
Totals	$10,648	$—	$—	$10,648
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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $17,483 and $16,347 with a specific valuation allowance of $732 and $704 at March 31, 2022 and December 31, 2021, respectively. Of the $17,483 and $16,347 impaired loan portfolio, $9,061 and $8,422 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at March 31, 2022 and December 31, 2021, respectively. The remaining $8,422 and $7,925 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at March 31, 2022 and December 31, 2021, respectively. Charge offs and changes in specific valuation allowances at March 31, 2022 and December 31, 2021 on impaired loans carried at fair value resulted in additional provision for loan losses of $111 and $40, respectively.

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

{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$8,329	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%
For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$7,718	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,824	$208,824	$—	$—
Securities available for sale	151,027	—	151,027	—
Other equity securities	8,937	4,854	—	4,083
Loans held for sale	2,509	—	2,509	—
Trading assets	4,278	—	4,278	—
Loans, net	1,294,578	—	1,277,836	8,329
Bank owned life insurance	29,343	—	29,343	—
Annuities	15,523	—	15,523	—
Accrued interest receivable	4,427	—	4,427	—
Restricted equity securities	2,825	—	—	2,825

Financial liabilities:
Deposits	$1,541,839	$—	$1,469,334	$—
Trading liabilities	4,322	—	4,322	—
FHLB advances	25,950	—	25,829	—
Other borrowings	—	—	—	—
Subordinated notes	47,154	—	47,154	—
Accrued interest payable	107	—	107	—
{N4407029.2}

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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
{N4407029.2}

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2021 and December 31, 2020, included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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
On February 16, 2022, we announced that our board of directors approved a stock repurchase program (the “Program“) that authorizes us to repurchase up to $10.0 million of our common stock. The Program will be in effect until December 31, 2022 with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice. We repurchased 287,244 shares of our common stock during the first quarter of 2022 at an average price of $21.35 per share.
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
We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. As of December 31, 2020, there were eight loans on deferral for a total of $8.0 million, or 0.78% of total loans. There was one loan remaining on deferral totaling $442,000, or 0.04% of total loans at December 31, 2021, and such deferral ended in February 2022. There were no loans remaining on deferral at March 31, 2022. We know of no significant customer issues resulting from the pandemic.
{N4407029.2}

We participated in the second round of PPP loans, which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million of loans were made to 194 existing customers. We continue to actively monitor and consider COVID-19 implications in our operations, lending, and customer needs.

Overview of First Quarter 2022 Results

Net income was $4.6 million for the quarter ended March 31, 2022, compared to $4.1 million for the quarter ended December 31, 2021 and $5.7 million for the quarter ended March 31, 2021. Significant measures in the first quarter included:

•Annualized return on average assets (ROAA) was 1.03% for the three months ended March 31, 2022, compared to 0.99% for the three months ended December 31, 2021 and 1.68% for the three months ended March 31, 2021.

•Annualized return on average equity (ROAE) was 10.43% for the three months ended March 31, 2022, compared to 9.15% for the three months ended December 31, 2021 and 16.11% for the three months ended March 31, 2021.

•Earnings per common share was $0.51 for the three months ended March 31, 2022, compared to $0.45 for the three months ended December 31, 2021 and $0.74 for the three months ended March 31, 2021.

•Net interest margin of 3.53% for the first quarter of 2022, compared to 3.68% for the fourth quarter of 2021 and 3.97% for the first quarter of 2021.

•Net interest income was $14.7 million for the three months ended March 31, 2022, an increase of $558,000, or 4.0%, from $14.1 million for the three months ended December 31, 2021 and an increase of $2.4 million, or 19.3%, from $12.3 million for the three months ended March 31, 2021.

•Gross loans, net of unearned income, were $1.3 billion as of March 31, 2022, a $59.8 million, or 4.8%, increase compared to December 31, 2021. Not considering the impact of PPP loans, the quarterly growth was 5.5%, or an annualized rate of 22.2%.

•Deposits decreased $14.6 million, a 0.9% decrease, to $1.5 billion as of March 31, 2022 from December 31, 2021.

Primary Factors Used to Evaluate Our Business

The most significant factors we use to evaluate our business and results of operation are net income, return on average assets and return on average equity. We also use net interest income, noninterest income and noninterest expense.

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, our Notes and our Line of Credit.

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

{N4407029.2}

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
Results of Operations for the Three Months Ended March 31, 2022 and 2021
We had net income of $4.6 million for the three months ended March 31, 2022, compared to net income of $5.7 million for the three months ended March 31, 2021, a decrease of $1.1 million, or 19.8%. The decreased net income was substantially the result of a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021, plus increased salaries and benefits expense on additional employees in both production and support and higher noninterest expense as a result of being a public company. This decrease was partially offset by overall asset growth and increased net interest income.
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
{N4407029.2}

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,278,413	$14,766	4.68%	$1,066,556	$13,021	4.95%
Taxable securities	106,820	619	2.35%	78,354	401	2.08%
Nontaxable securities	54,863	299	2.21%	33,255	207	2.52%
Other interest-earnings assets	244,202	188	0.31%	78,154	48	0.25%
Total interest-earning assets	$1,684,298	$15,872	3.82%	$1,256,319	$13,677	4.42%
Allowance for loan losses	(15,041)			(12,138)
Noninterest-earning assets	117,758			123,941
Total Assets	$1,787,015			$1,368,122

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	110,983	26	0.09%	88,578	18	0.08%
Savings and money market accounts	675,504	591	0.36%	440,803	677	0.62%
Time deposits	237,411	256	0.44%	324,668	495	0.62%
FHLB advances	25,950	22	0.34%	33,244	51	0.62%
Other borrowings	32,924	323	3.98%	12,755	152	4.82%
Total interest-bearing liabilities	$1,082,772	$1,218	0.46%	$900,048	$1,393	0.63%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$514,456			$316,553
Other liabilities	12,543			8,532
Total noninterest-bearing liabilities	$526,999			$325,085
Stockholders’ Equity	177,244			142,989
Total Liabilities and Stockholders’ Equity	$1,787,015			$1,368,122

Net interest income		$14,654			$12,284
Net interest spread(2)			3.36%			3.79%
Net interest margin(3)			3.53%			3.97%
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
{N4407029.2}

	Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$2,428	$(683)	$1,745
Taxable securities	165	53	218
Nontaxable securities	118	(26)	92
Other interest-earning assets	128	12	140
Total increase in interest income	$2,839	$(644)	$2,195

Interest-bearing liabilities:
Interest-bearing transaction accounts	5	3	8
Savings and money market accounts	205	(291)	(86)
Time deposits	(94)	(145)	(239)
FHLB advances	(6)	(23)	(29)
Other borrowings	198	(27)	171
Total decrease in interest expense	$308	$(483)	$(175)
Increase in net interest income	$2,531	$(161)	$2,370
Net interest income for the three months ended March 31, 2022 was $14.7 million compared to $12.3 million for the three months ended March 31, 2021, an increase of $2.4 million, or 19.3%. The increase in net interest income was comprised of a $2.2 million, or 16.0%, increase in interest income, plus a $175,000, or 12.6%, decrease in interest expense. The growth in interest income was primarily attributable to a $211.9 million, or 19.9%, increase in average gross loans outstanding as of March 31, 2022, compared to March 31, 2021. The increase in average gross loans outstanding was due to organic growth. The $175,000 decrease in interest expense for the quarter ended March 31, 2022 was substantially related to a 0.17% decrease in the rate paid on interest-bearing liabilities partially offset by an increase of $182.7 million, or 20.3%, in average interest-bearing liabilities as of March 31, 2022 compared to March 31, 2021. The increase in average interest-bearing liabilities from March 31, 2021 to March 31, 2022 was due to organic growth. For the three months ended March 31, 2022, net interest margin and net interest spread were 3.53% and 3.36%, respectively, compared to 3.97% and 3.79%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 2022 was $700,000 compared to $750,000 for the three months ended March 31, 2021. In March 2022, the provision was recorded primarily based on growth, and in March 2021, it included environmental factors related to the pandemic. In the three months ended March 31, 2022, there were net charge offs of $52,000. In the three months ended March 31, 2021, there were net charge offs of $4,000.

The allowance for loan losses as a percentage of gross loans was 1.18% and 1.16% at March 31, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.18% and 1.23% at March 31, 2022 and 2021, respectively.
Noninterest Income
Noninterest income for the three months ended March 31, 2022 was $1.3 million compared to $4.5 million for the three months ended March 31, 2021, a decrease of $3.2 million, or 70.4%. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2022 and 2021:
{N4407029.2}

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$445	$360	$85
Swap fees	15	558	(543)
SBA/USDA fees	388	2,865	(2,477)
Bank card services and interchange fees	413	362	51
Mortgage banking activities	286	407	(121)
Net loss on securities	(361)	(232)	(129)
Other operating income(1)	147	176	(29)
Total noninterest income	$1,333	$4,496	$(3,163)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $85,000, or 23.6%, to $445,000 for the three months ended March 31, 2022 from $360,000 for the three months ended March 31, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $543,000, or 97.3%, to $15,000 for the three months ended March 31, 2022 from $558,000 for the three months ended March 31, 2021. The Bank did not participate in interest rate swaps during the first quarter of 2022.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $2.5 million, or 86.5%, to $388,000 for the three months ended March 31, 2022, from $2.9 million for the three months ended March 31, 2021. The decrease was primarily due to a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $51,000, or 14.1%, to $413,000 for the three months ended March 31, 2022, from $362,000 for the three months ended March 31, 2021. The increase was primarily the result of greater transactional volume that generated additional interchange fees during the first quarter of 2022.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $121,000, or 29.7%, to $286,000 for the three months ended March 31, 2022 from $407,000 for the three months ended March 31, 2021. This decrease was the result of decreased volumes in the secondary market.

Net loss on securities was $361,000 for the three months ended March 31, 2022 as a result of market adjustments on equity securities during the quarter. Net loss on securities was $232,000 for the three months ended March 31, 2021 as result of repositioning a portion of the securities portfolio into tax-exempt municipals.
Other income and fees decreased $29,000, or 16.5%, to $147,000 for the three months ended March 31, 2022 from $176,000 for the three months ended March 31, 2021. This decrease was primarily a result of the Bank receiving rental income from a tenant during the first quarter of 2021 that was not available for rent in the first quarter of 2022.

{N4407029.2}

Noninterest Expense
Noninterest expense for the three months ended March 31, 2022 was $9.3 million compared to $8.5 million for the three months ended March 31, 2021, an increase of $758,000, or 8.9%, which primarily resulted from increases in salaries, performance-based compensation and employee benefits, net of decreased SBA expense from the first quarter of 2021.

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$5,725	$5,057	$668
Equipment and occupancy expenses	705	879	(174)
Professional services	465	625	(160)
Data processing fees	564	514	50
Other real estate (income) expenses	(21)	(90)	69
Other operating expenses(1)	1,852	1,547	305
Total noninterest expense	$9,290	$8,532	$758
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $668,000, or 13.2%, from $5.1 million for the quarter ended March 31, 2021 to $5.7 million for the quarter ended March 31, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of production and support personnel.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended March 31, 2022 was $705,000 compared to $879,000 for the three months ended March 31, 2021, a decrease of $174,000, or 19.8%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $160,000, or 25.6%, to $465,000 for the three months ended March 31, 2022 compared to $625,000 for the three months ended March 31, 2021. This decrease was primarily the result of elevated SBA related expenses during the first quarter of 2021 that was partially offset by increased professional fees as a result of being a public company.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $50,000, or 9.7%, to $564,000 for the three months ended March 31, 2022 compared to $514,000 for the three months ended March 31, 2021. The increase was primarily the result of of additional software and general increases.
Other real estate income decreased $69,000, or 76.7%, to a net income of $21,000 for the three months ended March 31, 2022, from a net income of $90,000 for the three months ended March 31, 2021. This decrease was substantially the result of a reduction in net OREO rental income during the three months ended March 31, 2022 as a large property was sold.

Other expenses increased $305,000, or 19.7%, to $1.9 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. The increase was substantially due to an increase in FDIC insurance expense based on the growth of assets and increased insurance and other expense as a result of being a public company.
{N4407029.2}

Financial Condition
Total assets grew $16.2 million, or 0.9%, to $1.8 billion at March 31, 2022 from $1.8 billion at December 31, 2021.
Our loans, net of unearned income, increased $59.8 million, or 4.8%, to $1.3 billion at March 31, 2022 from $1.3 billion at December 31, 2021. Not considering the impact of PPP loans, the growth for the three months ended March 31, 2022 was $68.1 million, which represents 5.5% growth, or an annualized rate of 22.2%.
Our securities portfolio increased $18.9 million, or 12.4%, to $170.7 million at March 31, 2022, compared to $151.8 million at December 31, 2021.
Cash and cash equivalents fell $75.1 million, or 26.5%, to $208.8 million at March 31, 2022, from $284.0 million at December 31, 2021 as excess cash was used to fund loans and securities.
Deposits fell $14.6 million, or 0.9%, to $1.5 billion at March 31, 2022 compared to $1.6 billion at December 31, 2021. The majority of the reduction was in noninterest-bearing deposits and time deposits, and partially offset by an increase in money markets. There were large unusual deposits received in December 2021 as a result of customers selling businesses and a portion of the funds left the Company in the first quarter of 2022.
Total stockholders’ equity decreased $8.0 million, or 4.5%, to $169.2 million at March 31, 2022, compared to $177.2 million at December 31, 2021. This reduction was primarily due to a decrease in accumulated other comprehensive income (loss) resulting from changes in the value of the securities portfolio due to increases in interest rates during the quarter along with the repurchase of common shares.
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
We have three loan portfolio segments: real estate (RE) which is divided into three classes, commercial and industrial (C&I), and consumer and other. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and method for monitoring and assessing credit risk. Classes within the RE portfolio segment include construction and development or (C&D), residential mortgages, and commercial mortgages.
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
{N4407029.2}

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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$165,400	12.6%	$174,480	13.9%
Residential	154,143	11.7%	147,490	11.8%
Commercial	765,685	58.3%	716,541	57.1%
Commercial and industrial	218,868	16.6%	197,694	15.8%
PPP Loans	893	0.1%	9,203	0.7%
Consumer and other	9,077	0.7%	8,709	0.7%
Gross Loans	1,314,066	100.0%	1,254,117	100.0%
Deferred loan fees	(3,996)		(3,817)
Allowance for loan losses	(15,492)		(14,844)
Loans, net	$1,294,578		$1,235,456
Gross loans increased $59.9 million, or 4.8%, to $1.3 billion as of March 31, 2022 as compared to $1.3 billion as of December 31, 2021. The net increase in the Company’s gross loans was due to organic growth of $68.3 million and offset by a net decrease of $8.3 million in PPP loans. During the three months ended March 31, 2022, the Company’s participation in the PPP program resulted in the forgiveness of $8.3 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2021.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 82.6% of our gross loans were secured by real property as of March 31, 2022, compared to 82.8% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 58.3% of total gross loans as of March 31, 2022 and represented 57.1% of total gross loans as of December 31, 2021. C&D loans were 12.6% of total gross loans as of March 31, 2022, and represented 13.9%
{N4407029.2}

of total gross loans as of December 31, 2021. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 261.9% as of March 31, 2022 and 273.8% as of December 31, 2021. C&D loans represented 79.6% of total risk-based Bank capital as of March 31, 2022 as compared to 95.4% as of December 31, 2021. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of March 31, 2022 and December 31, 2021 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
The Company has established concentration limits in its loan portfolio for commercial real estate loans by loan types, including collateral and industry, among others. As of March 31, 2022, all loan types are within established limits. The Company capped its hospitality loans in January 2020 and multi-family loans in September 2020. This sector’s concentration is actively managed by the Senior Management team, including the Chief Executive Officer, President, Chief Risk/Credit Officer, and Chief Operating Officer.
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
Construction and development loans decreased $9.1 million, or 5.2%, to $165.4 million as of March 31, 2022 from $174.5 million as of December 31, 2021. The majority of this decrease was due to a loan reclassification to commercial real estate in the Birmingham market and slightly offset by loan growth primarily in the Huntsville, Alabama market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 69.7% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $19.2 million, or approximately 12.5% of our residential portfolio as of March 31, 2022. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 17.1% of the portfolio. Other residential loans make up the remaining 0.7% of the portfolio.
Residential multi-family loans increased $6.7 million, or 4.5%, to $154.1 million as of March 31, 2022 from $147.5 million as of December 31, 2021. The majority of this increase was due to loan growth in the Newnan, Georgia and Auburn, Alabama markets.
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
Commercial real estate loans increased $49.1 million, or 6.9%, to $765.7 million as of March 31, 2022 from $716.5 million as of December 31, 2021. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of March 31, 2022, the Company’s commercial real estate portfolio was comprised of $354.0 million in non-owner occupied commercial real estate loans and $64.1 million in commercial construction loans.
{N4407029.2}

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
Commercial and industrial loans increased $21.2 million, or 10.7% to $218.9 million as of March 31, 2022 from $197.7 million as of December 31, 2021. The Company sold a $20.6 million loan to USDA during the first quarter of 2021 that was originated at the end of 2020, resulting in a gain of $2.8 million.
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
Consumer and other loans (non-real estate loans) increased $368,000, or 4.2%, to $9.1 million as of March 31, 2022 from $8.7 million as of December 31, 2021.
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
At March 31, 2022 and December 31, 2021 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $100.9 million and $81.7 million, respectively. We sell participations to manage our credit exposures to borrowers. At March 31, 2022 and December 31, 2021, we purchased loan participations totaling $66.3 million and $62.1 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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
{N4407029.2}

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
The allowance for loan losses was $15.5 million at March 31, 2022 compared to $14.8 million at December 31, 2021, an increase of $648,000, or 4.4%. Additional provisions were recorded based on overall growth in loans.
{N4407029.2}

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)

Average loans, net of unearned income	$1,278,413	$1,066,556
Loans, net of unearned income	$1,310,070	$1,083,274
Allowance for loan losses at beginning of the period	$14,844	$11,859
Charge offs:
Construction and development	66	—
Residential	—	16
Commercial	—	—
Commercial and industrial	—	—
Consumer and other	6	2
Total charge offs	72	18
Recoveries:
Construction and development	—	—
Residential	17	2
Commercial	—	—
Commercial and industrial	—	11
Consumer and other	3	1
Total recoveries	20	14
Net charge offs (recoveries)	$52	$4

Provision for loan losses	$700	$750
Balance at end of period	$15,492	$12,605
Ratio of allowance to end of period loans	1.18%	1.16%
Ratio of net charge offs (recoveries) to average loans	0.00%	0.00%
Net charge offs for the three months ended March 31, 2022 totaled $52,000, an increase of $48,000 compared to net charge offs of $4,000 for the three months ended March 31, 2021.
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	March 31, 2022		March 31, 2021
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$2,422	12.6%	$977	11.1%
Residential	1,051	11.7%	1,020	14.0%
Commercial	6,733	58.3%	7,277	52.9%
Commercial and industrial	5,175	16.7%	3,192	21.2%
Consumer and other	111	0.7%	139	0.8%
Total	$15,492	100.0%	$12,605	100.0%

{N4407029.2}

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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at March 31, 2022 consisting of one property, located in Birmingham, Alabama, that is under contract for sale with no loss expected.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased approximately $1.3 million from December 31, 2021 to March 31, 2022. The net increase was primarily the result of a commercial real estate loan associated with one borrower that was being placed on nonaccrual.

Nonperforming Assets

The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.
{N4407029.2}

	March 31,		December 31,
	2022	2021	2021
	(dollars in thousands)

Nonaccrual loans	$3,246	$3,857	$1,478
Past due loans 90 days or more and still accruing interest	—	—	494
Total nonperforming loans	3,246	3,857	1,972
OREO	2,930	10,229	2,930
Total nonperforming assets	$6,176	$14,086	$4,902

Troubled debt restructured loans – nonaccrual(1)	904	731	940
Troubled debt restructured loans – accruing	1,058	1,005	1,072
Total troubled debt restructured loans	$1,962	$1,736	$2,012

Allowance for loan losses	$15,492	$12,605	$14,844
Gross loans outstanding at the end of period	$1,314,066	$1,087,461	$1,254,117
Allowance for loan losses to gross loans	1.18%	1.16%	1.18%
Allowance for loan losses to nonperforming loans	477.26%	326.81%	752.74%
Nonperforming loans to gross loans	0.25%	0.35%	0.16%
Nonperforming assets to gross loans and OREO	0.47%	1.28%	0.39%

Nonaccrual loans by category:
Real Estate:
Construction and development	$76	$1,062	$346
Residential	510	825	167
Commercial	2,388	1,572	674
Commercial and industrial	269	383	285
Consumer and other	3	15	6
	$3,246	$3,857	$1,478
(1) Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.
Securities Portfolio
The securities portfolio serves the following purposes: (i) it provides liquidity supplement cash flows from the loan and deposit activities of customers; (ii) it can be used as an interest rate risk management tool since it provides a large base of assets and the Company can change the maturity and interest rate characteristics more readily than the loan portfolio to better match changes in the deposit base and other Company funding sources; (iii) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans; and (iv) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender
The securities portfolio consists of securities classified as available for sale and held to maturity. All available for sale securities are reported at fair value. Securities available for sale consist primarily of state and municipal securities and mortgage-backed securities. All held to maturity securities are recorded at amortized cost. Securities held to maturity consist of state and municipal securities. We determine the appropriate classification at the time of purchase.
{N4407029.2}

The following table summarizes the fair value of the securities portfolio as of March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022	(dollars in thousands)
Securities Available for Sale
U.S. Treasury securities	$9,797	$—	$(556)	$9,241
U.S. Government Sponsored Enterprises (GSEs)	8,453	—	(414)	8,039
State and municipal securities	56,963	607	(2,924)	54,646
Corporate debt securities	10,528	129	(216)	10,441
Asset based securities	10,096	14	(105)	10,005
Mortgage-backed GSE residential/multifamily and non-GSE	60,264	6	(1,615)	58,655
Total securities available for sale	$156,101	$756	$(5,830)	$151,027

Securities Held to Maturity
State and municipal securities	19,667	—	(1,440)	18,227
Total securities held to maturity	$19,667	$—	$(1,440)	$18,227
Total securities	$175,768	$756	$(7,270)	$169,254

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	19,910
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2022, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2022 and December 31, 2021. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

{N4407029.2}

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
March 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,989	1.33%	$7,808		1.37%	$—	—%	$9,797	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	807	0.59	5,340		1.56	2,306	1.27	8,453	1.39
State and municipal securities	301	0.16	1,173	1.79	3,031		1.95	52,458	2.18	56,963	2.15
Corporate debt securities	—	—	3,028	4.82	7,500		4.72	—	—	10,528	4.75
Asset based securities	—	—	—	—	—		—	10,096	1.13	10,096	1.13
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	24,334	2.96	7,114		2.21	28,816	1.96	60,264	2.39
Total securities available for sale	$301	0.16%	$31,331	2.93%	$30,793		2.47%	$93,676	1.98%	$156,101	2.26%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,772		2.44	17,895	2.36	19,667	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,772	1100	2.44%	$17,895	2.36%	$19,667	2.37%
Total securities	$301	0.16%	$31,331	2.93%	$32,565		2.47%	$111,571	2.04%	$175,768	2.27%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$7,820		1.36%	$—	—%	$7,820	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	561	1.94	6,122		0.46	2,545	2.13	9,228	1.01
State and municipal securities	302	0.16	1,175	1.79	3,033		1.95	49,726	2.19	54,236	2.16
Corporate debt securities	—	—	1,030	3.50	9,500		4.89	—	—	10,530	4.75
Asset based securities	—	—	—	—	—		—	10,380	0.94	10,380	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	15,870	3.02	5,299		1.41	15,954	1.30	37,123	2.05
Total securities available for sale	$302	0.16%	$18,636	2.94%	$31,774		2.31%	$78,605	1.84%	$129,317	2.11%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,100		2.36	18,572	2.37	19,672	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,100	1100	2.36%	$18,572	2.37%	$19,672	2.37%
Total securities	$302	0.16%	$18,636	2.94%	$32,874		2.31%	$97,177	1.94%	$148,989	2.15%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At March 31, 2022, BOLI totaled $29.3 million compared to $22.2 million at December 31, 2021. The increase represents additional insurance of $7.0 million and an increase in the cash surrender value.

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
{N4407029.2}

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
Total deposits at March 31, 2022 were $1.5 billion, representing an decrease of $14.6 million, or 0.9%, compared to $1.6 billion at December 31, 2021. As of March 31, 2022, 33.4% of total deposits were comprised of noninterest-bearing demand accounts, 52.7% of interest-bearing non-maturity accounts and 13.9% of time deposits.
The following table summarizes our deposit balances as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
	(in thousands, except percentages)

Noninterest-bearing transaction	$515,110	33.4%	$541,546	34.8%
Interest-bearing transaction	749,119	48.6%	704,326	45.3%
Savings	62,462	4.1%	56,715	3.6%
Time deposits, $250,000 and under	189,172	12.2%	224,556	14.4%
Time deposits, over $250,000	25,976	1.7%	29,308	1.9%
Total deposits	$1,541,839	100.0%	$1,556,451	100.0%
The following tables set forth the maturity of time deposits as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$32,724	$53,200	$22,668	$2,909	$111,501
Time deposits, $100,000 through $250,000	22,170	49,743	4,608	1,150	77,671
Time deposits, over $250,000	7,273	16,454	1,066	1,183	25,976
Total time deposits	$62,167	$119,397	$28,342	$5,242	$215,148
{N4407029.2}

	December 31, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$33,061	$61,646	$29,563	$2,832	$127,102
Time deposits, $100,000 through $250,000	39,753	51,112	5,464	1,125	97,454
Time deposits, over $250,000	13,238	13,560	1,327	1,183	29,308
Total time deposits	$86,052	$126,318	$36,354	$5,140	$253,864
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of March 31, 2022 and 2021:

	March 31,
	2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$514,456	—%	$316,553	—%
Interest-bearing transaction	110,983	0.09%	88,578	0.08%
Money markets	616,663	0.37%	396,894	0.67%
Savings	58,841	0.20%	43,909	0.20%
Time deposits	237,411	0.44%	324,668	0.62%
Total deposits	$1,538,354	0.23%	$1,170,602	0.41%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2022 and December 31, 2021, we had borrowing capacity from the FHLB of $62.2 million and $68.4 million, respectively. We had $26.0 million in short-term FHLB borrowings as of March 31, 2022 and $26.0 million as of December 31, 2021. We had no long-term FHLB borrowings as of March 31, 2022 and December 31, 2021. All our outstanding FHLB advances have fixed rates of interest.
{N4407029.2}

The following table sets forth our FHLB borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)

Amount outstanding at end of period	$25,950	$25,950
Weighted average interest rate at end of period	0.34%	0.34%
Maximum month-end balance	$25,950	$25,950
Average balance outstanding during the period	$25,950	$30,636
Weighted average interest rate during the period	0.34%	0.47%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of March 31, 2022 and December 31, 2021, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in November 2020 and matures in August 2022. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate of 90-day LIBOR plus 2.50% with a LIBOR floor of 0.50%, and requires quarterly interest payments. The Company utilized $8.0 million of the Line of Credit in connection with the purchase of East Alabama and another $4.5 million to redeem subordinated debt of $4.5 million. The Company repaid the Line of Credit in full during February 2022 using proceeds from a new subordinated debt issue.
Subordinated Debt Securities
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
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032. The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events.
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
{N4407029.2}

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
As of March 31, 2022, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

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
{N4407029.2}

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2022

Tier 1 capital (to average assets)
Company	$154,648	8.75%	$70,717	4.00%	$—	—
Bank	$192,383	10.88%	$70,717	4.00%	$88,396	5.00%

CET 1 capital (to risk-weighted assets)
Company	$154,648	9.90%	$109,331	7.00%	$—	—
Bank	$192,383	12.32%	$109,331	7.00%	$101,522	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$154,648	9.90%	$132,759	8.50%	$—	—
Bank	$192,383	12.32%	$132,759	8.50%	$124,950	8.00%

Total capital (to risk-weighted assets)
Company	$218,140	13.97%	$163,997	10.50%	$—	—
Bank	$207,875	13.31%	$163,997	10.50%	$156,187	10.00%
{N4407029.2}

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at March 31, 2022.

	Payments Due as of March 31, 2022
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$181,564	$33,398	$186	$215,148
FHLB advances	25,950	—	—	25,950
Subordinated debt borrowings	—	—	47,154	47,154
Total contractual obligations	$207,514	$33,398	$47,340	$288,252
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

{N4407029.2}

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
The following table summarizes commitments we have made as of the dates presented.

	March 31, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$313,155	$314,194
Standby letters of credit	4,428	3,434
Total	$317,583	$317,628
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

{N4407029.2}

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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of March 31, 2022	As of March 31, 2021
Change in Interest Rates (Basis Points)
+400	26.47	18.27
+300	19.94	13.78
+200	13.33	9.17
+100	6.68	4.56
-100	(9.01)	0.42
-200	(19.33)	(4.39)
-300	(24.96)	(9.68)
-400	(29.72)	(14.22)

{N4407029.2}

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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2021, included in our Annual Report on Form 10-K.
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
Securities. Investment securities may be classified into trading, held to maturity, or available for sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and intent to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as trading or held to maturity are available for sale and are reported at fair value with unrealized gains and losses excluded from earnings but included in the determination of other comprehensive income. Management uses these assets as part of its asset/liability management strategy. These securities may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value determined to be other-than-
{N4407029.2}

temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.
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
{N4407029.2}

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
Recently Issued Accounting Pronouncements
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our consolidated financial statements. Please also refer to the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.
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

{N4407029.2}

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
{N4407029.2}

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of March 31, 2022, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
{N4407029.2}

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
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

Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced Program and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	10,475	$20.58	10,475	$9,784
March 1 - March 31, 2022	276,769	$21.37	276,769	$3,869
Total	287,244	$21.35	287,244

(1) On February 16, 2022, we announced that our board of directors approved a Program that authorizes us to repurchase up to $10.0 million of our common stock. The Program will be in effect until December 31, 2022 with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.
Item 3. Defaults Upon Senior Securities
None.
{N4407029.2}

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

{N4407029.2}

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

4.2
Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

4.3
Form of 3.50% Fixed-to-Floating Rate Subordinated Note due February 7, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.2 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.1
Form of Registration Rights Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

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

SOUTHERN STATES BANCSHARES, INC.

Date: May 13, 2022	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
{N4407029.2}