Form 10-Q
period 2022-06-30
Southern States Bancshares, Inc.
filed 2022-08-12
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2022, the registrant had 8,692,620 shares of common stock, $5 par value per share, issued and outstanding.

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
•the risks of any mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our other public filings and press releases.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash and due from banks	$22,167	$6,397
Interest-bearing deposits in banks	95,156	203,537
Federal funds sold	73,024	74,022
Total cash and cash equivalents	190,347	283,956

Securities available for sale, at fair value	151,749	132,172
Securities held to maturity, at amortized cost	19,662	19,672
Other equity securities, at fair value	6,958	9,232
Restricted equity securities, at cost	2,825	2,600
Loans held for sale	2,709	2,400

Loans, net of unearned income	1,430,205	1,250,300
Less allowance for loan losses	16,807	14,844
Loans, net	1,413,398	1,235,456

Premises and equipment, net	28,467	27,044
Accrued interest receivable	4,839	4,170
Bank owned life insurance	29,509	22,201
Annuities	15,540	12,888
Foreclosed assets	2,930	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,368	1,500
Other assets	15,332	9,509

Total assets	$1,902,495	$1,782,592

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$512,598	$541,546
Interest-bearing	1,132,348	1,014,905
Total deposits	1,644,946	1,556,451

Other borrowings	—	12,498
FHLB advances	25,000	25,950
Subordinated notes	47,013	—
Accrued interest payable	88	132
Other liabilities	17,501	10,363
Total liabilities	1,734,548	1,605,394

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,691,620 and 9,012,857 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	43,458	45,064
Capital surplus	75,597	80,640
Retained earnings	58,039	49,858
Accumulated other comprehensive (loss) income	(8,439)	2,113
Unvested restricted stock	(708)	(477)

Total stockholders' equity	167,947	177,198

Total liabilities and stockholders' equity	$1,902,495	$1,782,592
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income:
Loans, including fees	$16,265	$13,484	$31,031	$26,505
Taxable securities	788	332	1,407	733
Nontaxable securities	309	255	608	462
Other interest and dividends	390	124	578	172
Total interest income	17,752	14,195	33,624	27,872

Interest expense:
Deposits	889	1,131	1,762	2,321
Other borrowings	498	171	843	374
Total interest expense	1,387	1,302	2,605	2,695

Net interest income	16,365	12,893	31,019	25,177
Provision for loan losses	1,304	750	2,004	1,500
Net interest income after provision for loan losses	15,061	12,143	29,015	23,677

Noninterest income:
Service charges on deposit accounts	480	337	925	698
Swap fees	21	279	36	836
SBA/USDA fees	93	439	481	3,304
Mortgage origination fees	213	396	499	802
Net gain (loss) on securities	(42)	27	(403)	(206)
Other operating income	639	567	1,199	1,108
Total noninterest income	1,404	2,045	2,737	6,542

Noninterest expenses:
Salaries and employee benefits	5,982	5,530	11,707	10,587
Equipment and occupancy expenses	719	909	1,424	1,789
Data processing fees	570	527	1,134	1,042
Regulatory assessments	262	221	525	441
Other operating expenses	2,119	1,919	4,152	3,779
Total noninterest expenses	9,652	9,106	18,942	17,638

Income before income taxes	6,813	5,082	12,810	12,581

Income tax expense	1,590	1,176	3,030	2,993

Net income	$5,223	$3,906	$9,780	$9,588

Basic earnings per share	$0.60	$0.51	$1.11	$1.25

Diluted earnings per share	$0.59	$0.50	$1.09	$1.23
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Net income	$5,223	$3,906

Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available for sale arising during the period, net of (benefit) tax of ($1,646) and $317, respectively	(4,684)	902

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0 and $10, respectively	—	(27)

Other comprehensive (loss) income	(4,684)	875

Comprehensive income	$539	$4,781

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net income	$9,780	$9,588

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $3,707 and $236, respectively	(10,552)	(643)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $47, respectively	—	132

Other comprehensive loss	(10,552)	(511)

Comprehensive (loss) income	$(772)	$9,077
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$177,198
Net income	—	—	—	—	—	9,780	—	—	9,780
Issuance of restricted stock	—	—	24,265	121	379	—	—	(500)	—
Repurchase of common stock under the stock repurchase program	—	—	(345,502)	(1,727)	(5,629)	—	—	—	(7,356)
Stock-based compensation	—	—	—	—	207	—	—	269	476
Common stock dividends paid	—	—	—	—	—	(1,599)	—	—	(1,599)
Other comprehensive loss	—	—	—	—	—	—	(10,552)	—	(10,552)
Balance, June 30, 2022	—	$—	8,691,620	$43,458	$75,597	$58,039	$(8,439)	$(708)	$167,947

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$9,780	$9,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	616	949
Net loss on securities	403	206
Net amortization of securities	485	476
Amortization of core deposit intangible	132	132
Provision for loan losses	2,004	1,500
Gain on sale of foreclosed assets	—	(10)
Stock-based compensation	476	390
Net (increase) decrease in loans held for sale	(309)	2,929
Income from bank owned life insurance	(287)	(252)
(Increase) decrease in interest receivable	(669)	518
Decrease in interest payable	(44)	(103)
Net other operating activities	4,993	(723)

Net cash provided by operating activities	17,580	15,600

INVESTING ACTIVITIES
Purchase of securities available for sale	(39,668)	(34,244)
Purchase of other equity securities	—	(9,000)
Proceeds from sale of securities available for sale	—	15,758
Proceeds from sale of other equity securities	1,978	4,995
Proceeds from maturities, calls, and paydowns of securities available for sale	5,250	5,852
Net (purchase) redemption of restricted equity securities	(225)	436
Purchase of annuities	(2,622)	—
Purchase of bank owned life insurance	(7,021)	—
Net increase in loans	(179,946)	(67,564)
Proceeds from sale of foreclosed assets	—	188
Purchase of premises, equipment and software	(2,040)	(1,534)

Net cash used in investing activities	(224,294)	(85,113)

FINANCING ACTIVITIES
Net increase in deposits	88,495	172,949
Proceeds from issuance of common stock	—	165
Repurchase of common stock	(7,356)	—
(Repayment) proceeds of FHLB advances	(950)	1,000
Net proceeds of other borrowings	—	21
(Repayment) net proceeds of note payable	(12,498)	4,500
Net proceeds (repayment) of subordinated notes	47,013	(4,500)
Common stock dividends paid	(1,599)	(1,386)

Net cash provided by financing activities	113,105	172,749

Net (decrease) increase in cash and cash equivalents	(93,609)	103,236

Cash and cash equivalents at beginning of year	283,956	84,907

Cash and cash equivalents at end of year	$190,347	$188,143

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$2,649	$2,798
Income taxes	$3,211	$3,797

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$100
Internally financed sale of foreclosed assets	$—	$—
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. The Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, Ranburne, Roanoke, Heflin, Alabama as well as Columbus, Carrollton, Dallas, and Newnan, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at June 30, 2022 and December 31, 2021.

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
Other Equity Securities
The mutual funds owned by the Company are classified as equity securities and are carried at fair value with any periodic changes in value recorded through the statement of income.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at June 30, 2022.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in June 2022. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible (Continued)
To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of June 30, 2022 and based on that evaluation there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings Per Share:
Net Income	$5,223	$3,906	$9,780	$9,588
Weighted average common shares outstanding	8,740,295	7,691,084	8,818,327	7,691,084
Basic earnings per share	$0.60	$0.51	$1.11	$1.25
Diluted Earnings Per Share:
Net income allocated to common shareholders	$5,215	$3,898	$9,768	$9,576
Weighted average common shares outstanding	8,740,295	7,691,084	8,818,327	7,691,084
Net dilutive effect of:
Assumed exercises of stock options	154,282	119,868	142,238	118,859
Average shares and dilutive potential common shares	8,894,577	7,810,952	8,960,565	7,809,943
Dilutive earnings per share	$0.59	$0.50	$1.09	$1.23
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities Available for Sale
U.S. Treasury securities	$9,785	$—	$(906)	$8,879
U.S. Government Sponsored Enterprises (GSEs)	8,144	—	(547)	7,597
State and municipal securities	56,593	141	(6,021)	50,713
Corporate debt securities	11,531	33	(429)	11,135
Asset based securities	9,808	—	(226)	9,582
Mortgage-backed GSE residential/multifamily and non-GSE	67,291	6	(3,454)	63,843
Total securities available for sale	$163,152	$180	$(11,583)	$151,749

Securities Held to Maturity
State and municipal securities	19,662	—	(3,186)	16,476
Total securities held to maturity	$19,662	$—	$(3,186)	$16,476
Total securities	$182,814	$180	$(14,769)	$168,225

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
Securities with a carrying value of $33,925 and $46,263 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$—	$—	$302	$302
Due from one year to five years	7,923	7,603	2,766	2,790
Due after five to ten years	23,570	21,905	26,475	26,764
Due after ten years	64,368	58,398	62,651	65,196
Mortgage-backed securities	67,291	63,843	37,123	37,120
Total securities available for sale	$163,152	$151,749	$129,317	$132,172

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	1,772	1,559	1,100	1,115
Due after ten years	17,890	14,917	18,572	18,795
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,662	$16,476	$19,672	$19,910
Total securities	$182,814	$168,225	$148,989	$152,082

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Restricted equity securities as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$1,900	$1,675
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,825	$2,600
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
June 30, 2022
Securities Available for Sale
U.S. Treasury securities	$(906)	$8,880	$—	$—	$(906)
U.S. Government Sponsored enterprises (GSEs)	(266)	4,644	(281)	2,952	(547)
State and municipal securities	(5,807)	42,631	(214)	993	(6,021)
Corporate debt securities	(392)	7,389	(37)	713	(429)
Asset based securities	(176)	7,820	(50)	1,762	(226)
Mortgage-backed GSE residential/multifamily and non-GSE	(3,304)	55,803	(150)	2,009	(3,454)
Total securities available for sale	$(10,851)	$127,167	$(732)	$8,429	$(11,583)

Securities Held to Maturity
State and municipal securities	(3,079)	16,079	(107)	396	(3,186)
Total securities held to maturity	$(3,079)	$16,079	$(107)	$396	$(3,186)
Total securities	$(13,930)	$143,246	$(839)	$8,825	$(14,769)

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
The unrealized losses on 201 securities were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of June 30, 2022 and December 31, 2021, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$185,164	12.9%	$174,480	13.9%
Residential	153,275	10.7%	147,490	11.8%
Commercial	867,815	60.4%	716,541	57.1%
Commercial and industrial	219,284	15.3%	206,897	16.5%
Consumer and other	9,551	0.7%	8,709	0.7%
Gross Loans	1,435,089	100.0%	1,254,117	100.0%
Deferred loan fees	(4,884)		(3,817)
Allowance for loan losses	(16,807)		(14,844)
Loans, net	$1,413,398		$1,235,456
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of June 30, 2022, the Company does not have any loans outstanding under the PPP program. PPP loan origination fees recorded as an adjustment to loan yield for the three and six months ended were $0 and $298, respectively. These PPP loans are included within the commercial and industrial loan category in the table above.
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of June 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of June 30, 2022
Real estate mortgages:
Construction and development	$184,776	$388	$—	$—	$185,164
Residential	148,815	3,742	718	—	153,275
Commercial	852,199	11,301	4,315	—	867,815
Commercial and industrial	216,078	2,478	520	208	219,284
Consumer and other	9,519	23	9	—	9,551
Total	$1,411,387	$17,932	$5,562	$208	$1,435,089

As of December 31, 2021
Real estate mortgages:
Construction and development	$168,751	$388	$5,341	$—	$174,480
Residential	142,782	3,554	1,154	—	147,490
Commercial	691,863	16,371	8,307	—	716,541
Commercial and industrial	203,630	2,960	73	234	206,897
Consumer and other	8,682	21	6	—	8,709
Total	$1,215,708	$23,294	$14,881	$234	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of June 30, 2022 and December 31, 2021:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of June 30, 2022
Real estate mortgages:
Construction and development	$184,683	$408	$—	$—	$408	$73	$185,164
Residential	152,261	451	—	—	451	563	153,275
Commercial	865,520	160	—	—	160	2,135	867,815
Commercial and industrial	218,200	216	100	—	316	768	219,284
Consumer and other	9,535	1	4	—	5	11	9,551
Total	$1,430,199	$1,236	$104	$—	$1,340	$3,550	$1,435,089

As of December 31, 2021
Real estate mortgages:
Construction and development	$173,027	$62	$746	$299	$1,107	$346	$174,480
Residential	146,871	129	128	195	452	167	147,490
Commercial	714,092	1,775	—	—	1,775	674	716,541
Commercial and industrial	206,027	99	486	—	585	285	206,897
Consumer and other	8,673	30	—	—	30	6	8,709
Total	$1,248,690	$2,095	$1,360	$494	$3,949	$1,478	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of June 30, 2022 and June 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	93	1,954	(43)	2,004
Loans charged off	(73)	—	(7)	(80)
Recoveries of loans previously charged off	35	—	4	39
Ending balance at June 30, 2022	$11,609	$5,120	$78	$16,807

Ending balance - individually evaluated for impairment	$146	$612	$—	$758
Ending balance - collectively evaluated for impairment	11,423	4,508	78	16,009
Ending balance - loans acquired with deteriorated credit quality	40	—	—	40
Total ending balance at June 30, 2022	$11,609	$5,120	$78	$16,807

Loans:
Ending balance - individually evaluated for impairment	$9,667	$769	$26	$10,462
Ending balance - collectively evaluated for impairment	1,195,387	218,515	9,525	1,423,427
Ending balance - loans acquired with deteriorated credit quality	1,200	—	—	1,200
Total ending balance at June 30, 2022	$1,206,254	$219,284	$9,551	$1,435,089

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision (credit) for loan losses	1,901	(340)	(61)	1,500
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	5	13	8	26
Ending balance at June 30, 2021	$9,919	$3,282	$138	$13,339

Ending balance - individually evaluated for impairment	$294	$323	$10	$627
Ending balance - collectively evaluated for impairment	9,539	2,959	128	12,626
Ending balance - loans acquired with deteriorated credit quality	86	—	—	86
Total ending balance at June 30, 2021	$9,919	$3,282	$138	$13,339

Loans:
Ending balance - individually evaluated for impairment	$15,133	$496	$38	$15,667
Ending balance - collectively evaluated for impairment	865,157	210,668	8,852	1,084,677
Ending balance - loans acquired with deteriorated credit quality	1,333	—	—	1,333
Total ending balance at June 30, 2021	$881,623	$211,164	$8,890	$1,101,677

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of June 30, 2022 and December 31, 2021.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
June 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$397	$397	$—	$402
Residential	1,172	1,173	—	1,180
Commercial	8,532	8,532	—	8,565
Commercial and industrial	12	12	—	12
Consumer and other	26	26	—	28
Total with no related allowance recorded	10,139	10,140	—	10,187

With an allowance recorded:
Real estate mortgages:
Construction and development	95	95	43	96
Residential	239	310	73	240
Commercial	432	432	70	434
Commercial and industrial	757	756	612	763
Consumer and other	—	—	—	—
Total with an allowance recorded	1,523	1,593	798	1,533
Total impaired loans	$11,662	$11,733	$798	$11,720

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the six months ended June 30, 2022 and 2021.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$397	$402	$2
Residential	1,172	1,180	3
Commercial	8,532	8,565	29
Commercial and industrial	12	12	1
Consumer and other	26	28	4
Total with no related allowance recorded	10,139	10,187	39

With an allowance recorded:
Real estate mortgages:
Construction and development	95	96	2
Residential	239	240	—
Commercial	432	434	2
Commercial and industrial	757	763	47
Consumer and other	—	—	—
Total with an allowance recorded	1,523	1,533	51
Total impaired loans	$11,662	$11,720	$90

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,842	$4,846	$112
Residential	1,158	1,681	57
Commercial	9,151	9,185	272
Commercial and industrial	180	188	6
Consumer and other	20	21	1
Total with no related allowance recorded	15,351	15,921	448

With an allowance recorded:
Real estate mortgages:
Construction and development	247	248	8
Residential	488	490	12
Commercial	580	582	17
Commercial and industrial	316	323	11
Consumer and other	18	19	1
Total with an allowance recorded	1,649	1,662	49
Total impaired loans	$17,000	$17,583	$497
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	June 30, 2022	December 31, 2021
Noninterest-bearing transaction	$512,598	$541,546
Interest-bearing transaction	836,230	704,326
Savings	67,583	56,715
Time deposits, $250,000 and under	188,682	224,556
Time deposits, over $250,000	39,853	29,308
Total	$1,644,946	$1,556,451

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $44,703 at June 30, 2022 and $34,110 at December 31, 2021. The scheduled maturities of time deposits at June 30, 2022 are as follows:

July 1, 2022 – June 30, 2023	$182,563
July 1, 2023 – June 30, 2024	36,728
July 1, 2024 – June 30, 2025	3,581
July 1, 2025 – June 30, 2026	3,390
July 1, 2026 – June 30, 2027	2,132
Thereafter	141
Total	$228,535
At June 30, 2022 and December 31, 2021, overdrawn transaction accounts reclassified to loans totaled $128 and $208, respectively.
NOTE 6.    SUBORDINATED NOTES
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “2026 Notes”). The 2026 Notes initially bore interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest was payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company could, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the 2026 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2026 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the 2026 Notes totaled $79 and were netted against the subordinated notes liability on the balance sheet. At June 30, 2022 and December 31, 2021, there was no remaining balance of the debt issuance cost related to the 2026 Notes. On June 23, 2021, the Company redeemed all of the outstanding 2026 Notes.
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,067 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2022, the remaining balance of the debt issuance cost was $987. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On July 1, 2022, pursuant to the registration rights agreement that we entered into in connection with the private placement of our Notes, we completed an exchange offer through which holders of $42,000 aggregate principal amount of then outstanding Notes (the "Unregistered Notes") exchanged their Unregistered Notes for an equal aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Registered Notes") that had been registered with the Securities and Exchange Commission under the Securities Act. Following the exchange, $6,000 aggregate principal amount of our Unregistered Notes remained outstanding, and $42,000 in aggregate principal amount of our Registered Notes were outstanding. The terms of the Registered Notes are identical in all material respects to the terms of the Unregistered Notes, except that the Registered Notes are registered under the Securities Act and are generally not subject to transfer restrictions, are not entitled to registration rights and do not have the right to additional interest under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company has posted cash collateral of $7,100. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the six months ended June 30, 2022, were $36 and $0, respectively.

June 30, 2022				December 31, 2021
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$76,226	Other Assets	$6,628	Interest Rate Products	$77,534	Other Assets	$1,784
Interest Rate Products	76,226	Other Liabilities	(6,650)	Interest Rate Products	77,534	Other Liabilities	(1,843)
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
As of June 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,630. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at their termination value of $6,630, less the required collateral of $7,100.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	June 30, 2022	December 31, 2021
Commitments to extend credit	$447,650	$314,194
Standby letters of credit	4,824	3,434
Total	$452,474	$317,628
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2022 and June 30, 2021.
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
Eighty-four percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $42,568 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $21,284.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of June 30, 2022, the Company had 8,691,620 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2021, the Company had 9,012,857 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2022, approximately $44,368 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of June 30, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2022, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2022

Tier 1 capital (to average assets)
Company	$158,156	8.78%	$72,021	4.00%	$—	—
Bank	$197,524	10.97%	$72,021	4.00%	$90,026	5.00%

CET 1 capital (to risk-weighted assets)
Company	$158,156	8.92%	$124,103	7.00%	$—	—
Bank	$197,524	11.14%	$124,103	7.00%	$115,238	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$158,156	8.92%	$150,696	8.50%	$—	—
Bank	$197,524	11.14%	$150,696	8.50%	$141,832	8.00%

Total capital (to risk-weighted assets)
Company	$222,963	12.58%	$186,154	10.50%	$—	—
Bank	$214,331	12.09%	$186,154	10.50%	$177,290	10.00%

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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 is as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
U.S. Treasury securities	$8,879	$—	$8,879	$—
U.S. Government Sponsored Enterprises (GSEs)	7,597	—	7,597	—
State and municipal securities	50,713	—	50,713	—
Corporate debt securities	11,135	—	11,135	—
Asset based securities	9,582	—	9,582	—
Mortgage-backed GSE residential/multifamily and non-GSE	63,843	—	63,843	—
Other equity securities	6,958	4,189	—	2,769
Interest Rate Products - asset	6,628	—	6,628	—
Interest Rate Products - liabilities	(6,650)	—	(6,650)	—

December 31, 2021
U.S. Treasury securities	$7,822	$—	$7,822	$—
U.S. Government Sponsored Enterprises (GSEs)	9,193	—	9,193	—
State and municipal securities	56,781	—	56,781	—
Corporate debt securities	10,784	—	10,784	—
Asset based securities	10,472	—	10,472	—
Mortgage-backed GSE residential/multifamily and non-GSE	37,120	—	37,120	—
Other equity securities	9,232	4,985	—	4,247
Interest Rate Products - asset	1,784	—	1,784	—
Interest Rate Products - liabilities	(1,843)	—	(1,843)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Impaired loans	$1,077	$—	$—	$1,077
Foreclosed assets	2,930	—	—	2,930
Totals	$4,007	$—	$—	$4,007

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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $11,662 and $16,347 with a specific valuation allowance of $798 and $704 at June 30, 2022 and December 31, 2021, respectively. Of the $11,662 and $16,347 impaired loan portfolio, $1,875 and $8,422 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at June 30, 2022 and December 31, 2021, respectively. The remaining $9,787 and $7,925 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at June 30, 2022 and December 31, 2021, respectively. Charge offs and changes in specific valuation allowances at June 30, 2022 and December 31, 2021 on impaired loans carried at fair value resulted in additional provision for loan losses of $219 and $40, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
For Level 3 assets measured at fair value on a recurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$2,769	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$4,247	Discounted cash flow	Discount rate (%)	N/A
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$1,077	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$190,347	$190,347	$—	$—
Securities available for sale	151,749	—	151,749	—
Other equity securities	6,958	4,189	—	2,769
Loans held for sale	2,709	—	2,709	—
Trading assets	6,628	—	6,628	—
Loans, net	1,413,398	—	1,393,793	1,077
Bank owned life insurance	29,509	—	29,509	—
Annuities	15,540	—	15,540	—
Accrued interest receivable	4,839	—	4,839	—
Restricted equity securities	2,825	—	—	2,825

Financial liabilities:
Deposits	$1,644,946	$—	$1,535,223	$—
Trading liabilities	6,650	—	6,650	—
FHLB advances	25,000	—	24,865	—
Other borrowings	—	—	—	—
Subordinated notes	47,013	—	47,013	—
Accrued interest payable	88	—	88	—

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
NOTE 13.    SUBSEQUENT EVENTS
On July 1, 2022, pursuant to the registration rights agreement that we entered into in connection with the private placement of our Notes, we completed an exchange offer through which holders of $42,000 aggregate principal amount of then outstanding Notes (the "Unregistered Notes") exchanged their Unregistered Notes for an equal aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Registered Notes") that had been registered with the Securities and Exchange Commission under the Securities Act. Following the exchange, $6,000 aggregate principal amount of our Unregistered Notes remained outstanding, and $42,000 in aggregate principal amount of our Registered Notes were outstanding. The terms of the Registered Notes are identical in all material respects to the terms of the Unregistered Notes, except that the Registered Notes are registered under the Securities Act and are generally not subject to transfer restrictions, are not entitled to registration rights and do not have the right to additional interest under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations.

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
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly-owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from 15 offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full service community banking institution, which offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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
Recent Developments
On May 23, 2022, we announced the sale of our Heflin and Ranburne, AL branches to First Bank of Alabama ("FBA"). Under terms of the agreement, FBA will acquire the physical locations and approximately $2.0 million in loans and $70.0 million in deposits associated with the branches. The sale is expected to be completed in early October 2022.
On July 1, 2022, pursuant to the registration rights agreement that we entered into in connection with the private placement of our 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"), we completed an exchange offer through which holders of $42.0 million aggregate principal amount of then outstanding Notes (the "Unregistered Notes") exchanged their Unregistered Notes for an equal aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Registered Notes") that had been registered with the Securities and Exchange Commission under the Securities Act. Following the exchange, $6.0 million aggregate principal amount of our Unregistered Notes remained outstanding, and $42.0 million in aggregate principal amount of our Registered Notes were outstanding. The terms of the Registered Notes are identical in all material respects to the terms of the Unregistered Notes, except that the Registered Notes are registered under the Securities Act and are generally not subject to transfer restrictions, are not entitled to registration rights and do not have the right to additional interest under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations.
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
We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. As of December 31, 2020, there were eight loans on deferral for a total of $8.0 million, or 0.78% of total loans. There was one loan remaining on deferral totaling $442,000, or 0.04% of total loans at December 31, 2021, and such deferral ended in February 2022. There were no loans remaining on deferral at June 30, 2022. We know of no significant customer issues resulting from the pandemic.

We participated in the second round of PPP loans, which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million of loans were made to 194 existing customers. We continue to actively monitor and consider COVID-19 implications in our operations, lending, and customer needs.
Overview of Second Quarter 2022 Results
Net income was $5.2 million for the quarter ended June 30, 2022, compared to $4.6 million for the quarter ended March 31, 2022 and $3.9 million for the quarter ended June 30, 2021. Significant measures in the second quarter included:

•Annualized return on average assets (ROAA) was 1.15% for the three months ended June 30, 2022, compared to 1.03% for the three months ended March 31, 2022 and 1.05% for the three months ended June 30, 2021.

•Annualized return on average equity (ROAE) was 12.32% for the three months ended June 30, 2022, compared to 10.43% for the three months ended March 31, 2022 and 10.62% for the three months ended June 30, 2021.

•Earnings per common share was $0.60 for the three months ended June 30, 2022, compared to $0.51 for the three months ended March 31, 2022 and $0.51 for the three months ended June 30, 2021.

•Net interest margin of 3.84% for the second quarter of 2022, compared to 3.53% for the first quarter of 2022 and 3.75% for the second quarter of 2021.

•Net interest income was $16.4 million for the three months ended June 30, 2022, an increase of $1.7 million, or 11.7%, from $14.7 million for the three months ended March 31, 2022 and an increase of $3.5 million, or 26.9%, from $12.9 million for the three months ended June 30, 2021.

•Gross loans, net of unearned income, were $1.4 billion as of June 30, 2022, a $120.1 million, or 9.2%, increase compared to March 31, 2022, or a linked-quarter annualized growth rate of 36.8%.

•Deposits increased $103.1 million, a 6.7% increase, to $1.6 billion as of June 30, 2022 from March 31, 2022.
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
Noninterest Income
Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) swap fees; (iii) SBA/USDA fees; (iv) bank card services and interchange fees; (v) mortgage banking activities; (vi) benefits from changes in cash surrender value of bank owned life insurance (BOLI) and (vii) other miscellaneous fees and income.
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
Results of Operations for the Three Months Ended June 30, 2022 and 2021
We had net income of $5.2 million for the three months ended June 30, 2022, compared to net income of $3.9 million for the three months ended June 30, 2021, an increase of $1.3 million, or 33.7%. The increased net income was substantially the result of loan and investment growth. This was partially offset by decreased noninterest income and increased salaries and benefits expense and loan loss provision.
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

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,359,320	$16,265	4.80%	$1,091,139	$13,484	4.96%
Taxable securities	121,677	788	2.60%	67,785	332	1.96%
Nontaxable securities	56,850	309	2.18%	44,991	255	2.28%
Other interest-earnings assets	172,175	390	0.91%	176,542	124	0.28%
Total interest-earning assets	$1,710,022	$17,752	4.16%	$1,380,457	$14,195	4.12%
Allowance for loan losses	(15,815)			(12,869)
Noninterest-earning assets	127,230			123,784
Total Assets	$1,821,437			$1,491,372

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	114,743	27	0.09%	97,202	24	0.10%
Savings and money market accounts	735,845	625	0.34%	501,155	713	0.57%
Time deposits	208,774	237	0.46%	317,522	394	0.50%
FHLB advances	25,000	21	0.33%	31,900	35	0.44%
Other borrowings	47,066	477	4.07%	12,535	136	4.36%
Total interest-bearing liabilities	$1,131,428	$1,387	0.49%	$960,314	$1,302	0.54%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$502,728			$374,166
Other liabilities	17,243			9,409
Total noninterest-bearing liabilities	$519,971			$383,575
Stockholders’ Equity	170,038			147,483
Total Liabilities and Stockholders’ Equity	$1,821,437			$1,491,372

Net interest income		$16,365			$12,893
Net interest spread(2)			3.67%			3.58%
Net interest margin(3)			3.84%			3.75%
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

	Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$3,056	$(275)	$2,781
Taxable securities	349	107	456
Nontaxable securities	65	(11)	54
Other interest-earning assets	(10)	276	266
Total increase in interest income	$3,460	$97	$3,557

Interest-bearing liabilities:
Interest-bearing transaction accounts	4	(1)	3
Savings and money market accounts	199	(287)	(88)
Time deposits	(123)	(34)	(157)
FHLB advances	(6)	(8)	(14)
Other borrowings	350	(9)	341
Total increase in interest expense	$424	$(339)	$85
Increase in net interest income	$3,036	$436	$3,472
Net interest income for the three months ended June 30, 2022 was $16.4 million compared to $12.9 million for the three months ended June 30, 2021, an increase of $3.5 million, or 26.9%. The increase in net interest income was comprised of a $3.6 million, or 25.1%, increase in interest income, partially offset by an $85,000, or 6.5%, increase in interest expense. The growth in interest income was primarily attributable to a $268.2 million, or 24.6%, increase in average loans outstanding as of June 30, 2022, compared to June 30, 2021. The increase in average loans outstanding was primarily due to organic growth. The $85,000 increase in interest expense for the quarter ended June 30, 2022 was substantially related to an increase of $171.1 million, or 17.8%, in average interest-bearing liabilities, partially offset by a 0.05% decrease in the rate paid on interest-bearing liabilities as of June 30, 2022 compared to June 30, 2021. The increase in average interest-bearing liabilities from June 30, 2021 to June 30, 2022 was due to organic growth. For the three months ended June 30, 2022, net interest margin and net interest spread were 3.84% and 3.67%, respectively, compared to 3.75% and 3.58%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the three months ended June 30, 2022 was $1.3 million compared to $750,000 for the three months ended June 30, 2021. The provision was recorded primarily based on growth. In the three months ended June 30, 2022, there were net recoveries of $11,000. In the three months ended June 30, 2021, there were net charge offs of $16,000.
The allowance for loan losses as a percentage of gross loans was 1.17% and 1.21% at June 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.17% and 1.25% at June 30, 2022 and 2021, respectively.
Noninterest Income
Noninterest income for the three months ended June 30, 2022 was $1.4 million compared to $2.0 million for the three months ended June 30, 2021, a decrease of $641,000, or 31.3%. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$480	$337	$143
Swap fees	21	279	(258)
SBA/USDA fees	93	439	(346)
Bank card services and interchange fees	445	413	32
Mortgage banking activities	213	396	(183)
Net (loss) gain on securities	(42)	27	(69)
Other operating income(1)	194	154	40
Total noninterest income	$1,404	$2,045	$(641)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $143,000, or 42.4%, to $480,000 for the three months ended June 30, 2022 from $337,000 for the three months ended June 30, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume, coupled with a new fee from cash intensive businesses that were realized during the six months ended June 30, 2022.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $258,000, or 92.5%, to $21,000 for the three months ended June 30, 2022 from $279,000 for the three months ended June 30, 2021. The Bank did not participate in interest rate swaps during the second quarter of 2022 but did realize a small net fair value adjustment as income during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $346,000, or 78.8%, to $93,000 for the three months ended June 30, 2022, from $439,000 for the three months ended June 30, 2021. The decrease was primarily due to variations in timing and volumes.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $32,000, or 7.7%, to $445,000 for the three months ended June 30, 2022, from $413,000 for the three months ended June 30, 2021. The increase was primarily the result of greater transactional volume that generated additional interchange fees during the second quarter of 2022.

Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $183,000, or 46.2%, to $213,000 for the three months ended June 30, 2022 from $396,000 for the three months ended June 30, 2021. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $42,000 for the three months ended June 30, 2022 as a result of market adjustments on equity securities during the quarter. Net gain on securities was $27,000 for the three months ended June 30, 2021 as result of securities being called, net of market adjustment losses on equity securities.
Other income and fees increased $40,000, or 26.0%, to $194,000 for the three months ended June 30, 2022 from $154,000 for the three months ended June 30, 2021. This increase was primarily due to increased cash surrender value on BOLI as a result of additional policies purchased during the first quarter of 2022.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2022 was $9.7 million compared to $9.1 million for the three months ended June 30, 2021, an increase of $546,000, or 6.0%, which primarily resulted from increases in salaries, performance-based compensation, employee benefits and other expense. The increase was partially offset by decreases in professional fees and occupancy expense.
The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$5,982	$5,530	$452
Equipment and occupancy expenses	719	909	(190)
Professional services	412	647	(235)
Data processing fees	570	527	43
Other real estate income	(19)	(112)	93
Other operating expenses(1)	1,988	1,605	383
Total noninterest expense	$9,652	$9,106	$546
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $452,000, or 8.2%, from $5.5 million for the quarter ended June 30, 2021 to $6.0 million for the quarter ended June 30, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of support personnel.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended June 30, 2022 was $719,000 compared to $909,000 for the three months ended June 30, 2021, a decrease of $190,000, or 20.9%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $235,000, or 36.3%, to $412,000 for the three months ended June 30, 2022 compared to $647,000 for the three months ended June 30, 2021. This decrease was primarily the result of elevated SBA expense from a third-party associated with the administration of PPP loans during the three months ended June 30, 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $43,000, or 8.2%, to $570,000 for the three months ended June 30, 2022 compared to $527,000 for the three months ended June 30, 2021. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $93,000, or 83.0%, to a net income of $19,000 for the three months ended June 30, 2022, from a net income of $112,000 for the three months ended June 30, 2021. This decrease was substantially the result of a reduction in net other real estate owned (OREO) rental income during the second quarter of 2022 as a large property was sold in December 2021.
Other expenses increased $383,000, or 23.9%, to $2.0 million for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021. The increase was substantially due to an increase in overall insurance expense and other expense based on the growth of assets and the result of being a public company.

Results of Operations for the Six Months Ended June 30, 2022 and 2021
We had net income of $9.8 million for the six months ended June 30, 2022, compared to net income of $9.6 million for the six months ended June 30, 2021, an increase of $192,000, or 2.0%. The increased net income was substantially the result of loan and investment growth, partially offset by a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021 and increased salaries and benefits expense on additional employees in both production and support during the six months ended June 30, 2022.
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

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,319,090	$31,031	4.74%	$1,078,915	$26,505	4.95%
Taxable securities	114,289	1,407	2.48%	73,040	733	2.02%
Nontaxable securities	55,862	608	2.19%	39,156	462	2.38%
Other interest-earnings assets	207,990	578	0.56%	127,620	172	0.27%
Total interest-earning assets	$1,697,231	$33,624	4.00%	$1,318,731	$27,872	4.26%
Allowance for loan losses	(15,430)			(12,506)
Noninterest-earning assets	122,520			123,862
Total Assets	$1,804,321			$1,430,087

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	112,874	53	0.09%	92,914	42	0.09%
Savings and money market accounts	705,841	1,217	0.35%	471,145	1,391	0.60%
Time deposits	223,013	492	0.45%	321,075	888	0.56%
FHLB advances	25,472	43	0.34%	32,569	86	0.53%
Other borrowings	40,034	800	4.03%	12,644	288	4.59%
Total interest-bearing liabilities	$1,107,234	$2,605	0.47%	$930,347	$2,695	0.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$508,560			$345,518
Other liabilities	14,906			8,973
Total noninterest-bearing liabilities	$523,466			$354,491
Stockholders’ Equity	173,621			145,249
Total Liabilities and Stockholders’ Equity	$1,804,321			$1,430,087

Net interest income		$31,019			$25,177
Net interest spread(2)			3.53%			3.68%
Net interest margin(3)			3.69%			3.85%
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

	Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,465	$(939)	$4,526
Taxable securities	508	166	674
Nontaxable securities	182	(36)	146
Other interest-earning assets	223	183	406
Total increase in interest income	$6,378	$(626)	$5,752

Interest-bearing liabilities:
Interest-bearing transaction accounts	10	1	11
Savings and money market accounts	404	(578)	(174)
Time deposits	(217)	(179)	(396)
FHLB advances	(12)	(31)	(43)
Other borrowings	547	(35)	512
Total decrease in interest expense	$732	$(822)	$(90)
Increase in net interest income	$5,646	$196	$5,842
Net interest income for the six months ended June 30, 2022 was $31.0 million compared to $25.2 million for the six months ended June 30, 2021, an increase of $5.8 million, or 23.2%. The increase in net interest income was comprised of a $5.8 million, or 20.6%, increase in interest income, partially offset by a $90,000 or 3.3%, decrease in interest expense. The growth in interest income was primarily attributable to a $240.2 million, or 22.3%, increase in average loans outstanding as of June 30, 2022, compared to June 30, 2021. The increase in average loans outstanding was due to organic growth. The $90,000 decrease in interest expense for the quarter ended June 30, 2022 was primarily related to a 0.11% decrease in the rate paid on interest-bearing liabilities, partially offset by an increase of $176.9 million, or 19.0%, in average interest-bearing liabilities as of June 30, 2022 compared to June 30, 2021. The increase in average interest bearing liabilities from June 30, 2021 to June 30, 2022 was due to organic growth. For the six months ended June 30, 2022, net interest margin and net interest spread were 3.69% and 3.53%, respectively, compared to 3.85% and 3.68%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the six months ended June 30, 2022 was $2.0 million compared to $1.5 million for the six months ended June 30, 2021. The provision was recorded primarily based on growth. In the six months ended June 30, 2022, there were net charge offs of $41,000. In the six months ended June 30, 2021, there were net charge offs of $20,000.
The allowance for loan losses as a percentage of gross loans was 1.17% and 1.21% at June 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.17% and 1.25% at June 30, 2022 and 2021, respectively.
Noninterest Income
Noninterest income for the six months ended June 30, 2022 was $2.7 million compared to $6.5 million for the six months ended June 30, 2021, a decrease of $3.8 million, or 58.2%. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$925	$698	$227
Swap fees	36	836	(800)
SBA/USDA fees	481	3,304	(2,823)
Bank card services and interchange fees	860	775	85
Mortgage banking activities	499	802	(303)
Net loss on securities	(403)	(206)	(197)
Other operating income(1)	339	333	6
Total noninterest income	$2,737	$6,542	$(3,805)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $227,000, or 32.5%, to $925,000 for the six months ended June 30, 2022 from $698,000 for the six months ended June 30, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume, coupled with a new fee from cash intensive businesses that were realized during the six months ended June 30, 2022.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $800,000, or 95.7%, to $36,000 for the six months ended June 30, 2022 from $836,000 for the six months ended June 30, 2021. The Bank did not participate in interest rate swaps during the six months ended June 30, 2022 but did realize a net fair value adjustment as income during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $2.8 million, or 85.4%, to $481,000 for the six months ended June 30, 2022, from $3.3 million for the six months ended June 30, 2021. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $85,000, or 11.0%, to $860,000 for the six months ended June 30, 2022, from $775,000 for the six months ended June 30, 2021. The increase was primarily the result of greater transactional volume that generated additional interchange fees during the six months ended June 30, 2022.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $303,000, or 37.8%, to $499,000 for the six months ended June 30, 2022 from $802,000 for the six months ended June 30, 2021. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $403,000 for the six months ended June 30, 2022 as a result of market adjustments on equity securities. Net loss on securities was $206,000 for the six months ended June 30, 2021 primarily as result of repositioning a portion of the securities portfolio into tax-exempt municipals.
Other income and fees increased $6,000, or 1.8%, to $339,000 for the six months ended June 30, 2022 from $333,000 for the six months ended June 30, 2021. This increase was primarily due to increased cash surrender value on BOLI as a result of additional policies purchased during the first quarter of 2022, net of the Bank receiving rental income from a tenant during the first quarter of 2021 that was not available for rent during the six months ended June 30, 2022.
Noninterest Expense
Noninterest expense for the six months ended June 30, 2022 was $18.9 million compared to $17.6 million for the six months ended June 30, 2021, an increase of $1.3 million, or 7.4%, which primarily resulted from increases in salaries, performance-based compensation, employee benefits and other expense and a reduction in net other real estate income. The increase was partially offset by decreases in professional fees and occupancy expense.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$11,707	$10,587	$1,120
Equipment and occupancy expenses	1,424	1,789	(365)
Professional services	876	1,272	(396)
Data processing fees	1,134	1,042	92
Other real estate income	(40)	(202)	162
Other operating expenses(1)	3,841	3,150	691
Total noninterest expense	$18,942	$17,638	$1,304
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, and insurance.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.1 million, or 10.6%, from $10.6 million for the six months ended June 30, 2021 to $11.7 million for the six months ended June 30, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and the addition of support personnel in early 2021.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the six months ended June 30, 2022 was $1.4 million compared to $1.8 million for the six months ended June 30, 2021, a decrease of $365,000, or 20.4%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021, coupled with the termination of the lease agreement on the former Birmingham location.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $396,000, or 31.1%, to $876,000 for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. This decrease was primarily the result of elevated SBA expense from a third-party associated with the administration of PPP loans and interest rate swap related expenses during the six months ended June 30, 2022.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $92,000, or 8.8%, to $1.1 million for the six months ended June 30, 2022 compared $1.0 million for the six months ended June 30, 2021. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $162,000, or 80.2%, to a net income of $40,000 for the six months ended June 30, 2022, from a net income of $202,000 for the six months ended June 30, 2021. This decrease was substantially the result of a reduction in OREO rental income during the second quarter of 2022 as a large property was sold in December 2021.
Other expenses increased $691,000, or 21.9%, to $3.8 million for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021. The increase was substantially due to an increase in overall insurance expense and other expense based on the growth of assets and the result of being a public company.

Financial Condition
Total assets grew $119.9 million, or 6.7%, to $1.9 billion at June 30, 2022 from $1.8 billion at December 31, 2021.
Our loans, net of unearned income, increased $179.9 million, or 14.4%, to $1.4 billion at June 30, 2022 from $1.3 billion at December 31, 2021. Not considering the impact of PPP loans, the growth for the six months ended June 30, 2022 was $189.1 million, which represents 15.2% growth, or an annualized rate of 30.7%.
Our securities portfolio increased $19.6 million, or 12.9%, to $171.4 million at June 30, 2022, compared to $151.8 million at December 31, 2021.
Cash and cash equivalents fell $93.6 million, or 33.0%, to $190.3 million at June 30, 2022, from $284.0 million at December 31, 2021. This reduction was primarily due to excess cash and cash equivalents being used to fund loans and investments.
Deposits grew $88.5 million, or 5.7%, to $1.6 billion at June 30, 2022 compared to $1.6 billion at December 31, 2021. The majority of the growth was in money market accounts.
Total stockholders’ equity decreased $9.3 million, or 5.2%, to $167.9 million at June 30, 2022, compared to $177.2 million at December 31, 2021. This reduction was primarily due to a decrease in accumulated other comprehensive income (loss) resulting from changes in the value of the securities portfolio due to increases in interest rates during the first and second quarters along with the repurchase of common shares.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$185,164	12.9%	$174,480	13.9%
Residential	153,275	10.7%	147,490	11.8%
Commercial	867,815	60.4%	716,541	57.1%
Commercial and industrial	219,284	15.3%	197,694	15.8%
PPP Loans	—	—%	9,203	0.7%
Consumer and other	9,551	0.7%	8,709	0.7%
Gross Loans	1,435,089	100.0%	1,254,117	100.0%
Deferred loan fees	(4,884)		(3,817)
Allowance for loan losses	(16,807)		(14,844)
Loans, net	$1,413,398		$1,235,456
Gross loans increased $181.0 million, or 14.4%, to $1.4 billion as of June 30, 2022 as compared to $1.3 billion as of December 31, 2021. The net increase in the Company’s gross loans was due to organic growth of $190.2 million and offset by a net decrease of $9.2 million in PPP loans. During the six months ended June 30, 2022, the Company’s participation in the PPP program resulted in the forgiveness of $9.2 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2021.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 84.0% of our gross loans were secured by real property as of June 30, 2022, compared to 82.8% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 60.4% of total gross loans as of June 30, 2022 and represented 57.1% of total gross loans as of December 31, 2021. C&D loans were 12.9% of total gross loans as of June 30, 2022, and represented 13.9% of total gross loans as of December 31, 2021. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 301.1% as of June 30, 2022 and 273.8% as of December 31, 2021. C&D loans represented 86.4% of total risk-based Bank capital as of June 30, 2022 as compared to 95.4% as of December 31, 2021.

The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of June 30, 2022 and December 31, 2021 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
The Company has established concentration limits in its loan portfolio for commercial real estate loans by loan types, including collateral and industry, among others. The sector concentration is actively managed by the Senior Management team, including the Chief Executive Officer, President, Chief Risk/Credit Officer, and Chief Operating Officer.
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
Construction and development loans increased $10.7 million, or 6.1%, to $185.2 million as of June 30, 2022 from $174.5 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Georgia market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 66.2% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $18.6 million, or approximately 12.1% of our residential portfolio as of June 30, 2022. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 20.3% of the portfolio. Other residential loans make up the remaining 1.4% of the portfolio.
Residential multi-family loans increased $5.8 million, or 3.9%, to $153.3 million as of June 30, 2022 from $147.5 million as of December 31, 2021. The majority of this increase was due to loan growth in the Company’s Georgia markets.
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
Commercial real estate loans increased $151.3 million, or 21.1%, to $867.8 million as of June 30, 2022 from $716.5 million as of December 31, 2021. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of June 30, 2022, the Company’s commercial real estate portfolio was comprised of $428.8 million in non-owner occupied commercial real estate loans and $71.8 million in commercial construction loans.
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
Commercial and industrial loans increased $21.6 million, or 10.9% to $219.3 million as of June 30, 2022 from $197.7 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Atlanta, Georgia market.
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
Consumer and other loans (non-real estate loans) increased $842,000 or 9.7%, to $9.6 million as of June 30, 2022 from $8.7 million as of December 31, 2021.
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
At June 30, 2022 and December 31, 2021 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $109.0 million and $81.7 million, respectively. We sell participations to manage our credit exposures to borrowers. At June 30, 2022 and December 31, 2021, we purchased loan participations totaling $86.4 million and $62.1 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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
The allowance for loan losses was $16.8 million at June 30, 2022 compared to $14.8 million at December 31, 2021, an increase of $2.0 million, or 13.2%. Additional provisions were recorded primarily based on overall growth in loans.
The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	Three Months Ended:		Six Months Ended:
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)

Average loans, net of unearned income	$1,359,320	$1,091,139	$1,319,090	$1,078,915
Loans, net of unearned income	$1,430,205	$1,097,559	$1,430,205	$1,097,559
Allowance for loan losses at beginning of the period	$15,492	$12,605	$14,844	$11,859
Charge offs:
Construction and development	—	—	66	—
Residential	7	28	7	44
Commercial	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	1	—	7	2
Total charge offs	8	28	80	46
Recoveries:
Construction and development	—	—	—	—
Residential	18	3	35	5
Commercial	—	—	—	—
Commercial and industrial	—	2	—	13
Consumer and other	1	7	4	8
Total recoveries	19	12	39	26
Net charge offs (recoveries)	$(11)	$16	$41	$20

Provision for loan losses	$1,304	$750	$2,004	$1,500
Balance at end of period	$16,807	$13,339	$16,807	$13,339
Ratio of allowance to end of period loans	1.18%	1.22%	1.18%	1.22%
Ratio of net charge offs (recoveries) to average loans	0.00%	0.00%	0.00%	0.00%

Net recoveries for the three months ended June 30, 2022 totaled $11,000, a decrease of $27,000 compared to net charge offs of $16,000 for the three months ended June 30, 2021. Net charge offs for the six months ended June 30, 2022 totaled $41,000, an increase of $21,000 compared to net charge offs of $20,000 for the six months ended June 30, 2021.
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	June 30, 2022		June 30, 2021
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$2,836	12.9%	$1,052	11.0%
Residential	1,086	10.7%	886	11.6%
Commercial	7,687	60.4%	7,981	57.4%
Commercial and industrial	5,120	15.3%	3,282	19.2%
Consumer and other	78	0.7%	138	0.8%
Total	$16,807	100.0%	$13,339	100.0%
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at June 30, 2022 consisting substantially of one property, located in Birmingham, Alabama. No loss is anticipated.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased approximately $1.6 million from December 31, 2021 to June 30, 2022. The net increase was primarily the result of a commercial real estate loan associated with one borrower that was placed on nonaccrual, which has been paid current.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	June 30,		December 31,
	2022	2021	2021
	(dollars in thousands)

Nonaccrual loans	$3,550	$2,010	$1,478
Past due loans 90 days or more and still accruing interest	—	144	494
Total nonperforming loans	3,550	2,154	1,972
OREO	2,930	10,146	2,930
Total nonperforming assets	$6,480	$12,300	$4,902

Troubled debt restructured loans – nonaccrual(1)	676	695	940
Troubled debt restructured loans – accruing	1,323	1,096	1,072
Total troubled debt restructured loans	$1,999	$1,791	$2,012

Allowance for loan losses	$16,807	$13,339	$14,844
Gross loans outstanding at the end of period	$1,435,089	$1,101,677	$1,254,117
Allowance for loan losses to gross loans	1.17%	1.21%	1.18%
Allowance for loan losses to nonperforming loans	473.44%	619.27%	752.74%
Nonperforming loans to gross loans	0.25%	0.20%	0.16%
Nonperforming assets to gross loans and OREO	0.45%	1.11%	0.39%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$73	$84	$346
Residential	563	250	167
Commercial	2,135	1,347	674
Commercial and industrial	768	316	285
Consumer and other	11	13	6
Total	$3,550	$2,010	$1,478
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
The following table summarizes the fair value of the securities portfolio as of June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities Available for Sale
U.S. Treasury securities	$9,785	$—	$(906)	$8,879
U.S. Government Sponsored Enterprises (GSEs)	8,144	—	(547)	7,597
State and municipal securities	56,593	141	(6,021)	50,713
Corporate debt securities	11,531	33	(429)	11,135
Asset based securities	9,808	—	(226)	9,582
Mortgage-backed GSE residential/multifamily and non-GSE	67,291	6	(3,454)	63,843
Total securities available for sale	$163,152	$180	$(11,583)	$151,749

Securities Held to Maturity
State and municipal securities	19,662	—	(3,186)	16,476
Total securities held to maturity	$19,662	$—	$(3,186)	$16,476
Total securities	$182,814	$180	$(14,769)	$168,225

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	19,910
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2022, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2022 and December 31, 2021. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
June 30, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,989	1.33%	$7,796		1.36%	$—	—%	$9,785	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	807	2.31	5,032		(0.25)	2,305	2.04	8,144	0.65
State and municipal securities	—	—	2,100	1.84	2,238		2.02	52,255	2.19	56,593	2.17
Corporate debt securities	—	—	3,026	4.83	8,505		4.82	—	—	11,531	4.82
Asset based securities	—	—	—	—	—		—	9,808	2.05	9,808	2.05
Mortgage-backed GSE residential/multifamily and non-GSE	2,008	3.87	27,756	3.51	6,314		2.53	31,213	2.51	67,291	2.97
Total securities available for sale	$2,008	3.87%	$35,678	3.38%	$29,885		2.37%	$95,581	2.28%	$163,152	2.55%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,772		2.44	17,890	2.36	19,662	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,772	1772	2.44%	$17,890	2.36%	$19,662	2.37%
Total securities	$2,008	3.87%	$35,678	3.38%	$31,657		2.37%	$113,471	2.29%	$182,814	2.53%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(in thousands, except percentages)
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$7,820		1.36%	$—	—%	$7,820	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	561	1.94	6,122		0.46	2,545	2.13	9,228	1.01
State and municipal securities	302	0.16	1,175	1.79	3,033		1.95	49,726	2.19	54,236	2.16
Corporate debt securities	—	—	1,030	3.50	9,500		4.89	—	—	10,530	4.75
Asset based securities	—	—	—	—	—		—	10,380	0.94	10,380	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	15,870	3.02	5,299		1.41	15,954	1.30	37,123	2.05
Total securities available for sale	$302	0.16%	$18,636	2.94%	$31,774		2.31%	$78,605	1.84%	$129,317	2.11%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,100		2.36	18,572	2.37	19,672	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,100	1100	2.36%	$18,572	2.37%	$19,672	2.37%
Total securities	$302	0.16%	$18,636	2.94%	$32,874		2.31%	$97,177	1.94%	$148,989	2.15%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At June 30, 2022, BOLI totaled $29.5 million compared to $22.2 million at December 31, 2021. The increase represents additional insurance of $7.0 million and an increase in the cash surrender value.

Deposits
Deposits represent the Company’s primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificate of deposits. The Bank also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the IntraFi network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep program. The Company is a member of the IntraFi network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000. IntraFi allows institutions to break large deposits into smaller amounts and place them in a network of other IntraFi institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.
Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.
Total deposits at June 30, 2022 were $1.6 billion, representing an increase of $88.5 million, or 5.7%, compared to $1.6 billion at December 31, 2021. As of June 30, 2022, 31.2% of total deposits were comprised of noninterest-bearing demand accounts, 54.9% of interest-bearing non-maturity accounts and 13.9% of time deposits.
The following table summarizes our deposit balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total

Noninterest-bearing transaction	$512,598	31.2%	$541,546	34.8%
Interest-bearing transaction	836,230	50.8%	704,326	45.3%
Savings	67,583	4.1%	56,715	3.6%
Time deposits, $250,000 and under	188,682	11.5%	224,556	14.4%
Time deposits, over $250,000	39,853	2.4%	29,308	1.9%
Total deposits	$1,644,946	100.0%	$1,556,451	100.0%
The following tables set forth the maturity of time deposits as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$21,905	$70,841	$24,339	$2,909	$119,994
Time deposits, $100,000 through $250,000	13,561	44,884	8,972	1,271	68,688
Time deposits, over $250,000	3,321	28,051	6,998	1,483	39,853
Total time deposits	$38,787	$143,776	$40,309	$5,663	$228,535

	December 31, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$33,061	$61,646	$29,563	$2,832	$127,102
Time deposits, $100,000 through $250,000	39,753	51,112	5,464	1,125	97,454
Time deposits, over $250,000	13,238	13,560	1,327	1,183	29,308
Total time deposits	$86,052	$126,318	$36,354	$5,140	$253,864
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of June 30, 2022 and 2021:

	June 30,
	2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$508,560	—%	$345,518	—%
Interest-bearing transaction	112,874	0.09%	92,914	0.09%
Money markets	643,622	0.36%	424,845	0.64%
Savings	62,219	0.20%	46,300	0.20%
Time deposits	223,013	0.45%	321,075	0.56%
Total deposits	$1,550,288	0.23%	$1,230,652	0.38%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2022 and December 31, 2021, we had borrowing capacity from the FHLB of $58.2 million and $68.4 million, respectively. We had $25.0 million in short-term FHLB borrowings as of June 30, 2022 and $26.0 million as of December 31, 2021. We had no long-term FHLB borrowings as of June 30, 2022 and December 31, 2021. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)

Amount outstanding at end of period	$25,000	$25,950
Weighted average interest rate at end of period	0.33%	0.34%
Maximum month-end balance	$25,950	$25,950
Average balance outstanding during the period	$25,472	$30,636
Weighted average interest rate during the period	0.34%	0.47%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of June 30, 2022 and December 31, 2021, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. There was no balance outstanding under the Line of Credit as of June 30, 2022.
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
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032. The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On July 1, 2022, pursuant to the registration rights agreement that we entered into in connection with the private placement of the Notes, we completed an exchange offer through which holders of the Unregistered Notes exchanged their Notes for an equal aggregate principal amount of our Registered Notes. Following the exchange, $6.0 million aggregate principal amount of our Unregistered Notes remained outstanding, and $42.0 million in aggregate principal amount of our Registered Notes were outstanding. The terms of the Registered Notes are identical in all material respects to the terms of the Unregistered Notes, except that the Registered Notes are registered under the Securities Act and are generally not subject to transfer restrictions, are not entitled to registration rights and do not have the right to additional interest under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations.
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
As of June 30, 2022, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2022 and December 31, 2021. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2022

Tier 1 capital (to average assets)
Company	$158,156	8.78%	$72,021	4.00%	$—	—
Bank	$197,524	10.97%	$72,021	4.00%	$90,026	5.00%

CET 1 capital (to risk-weighted assets)
Company	$158,156	8.92%	$124,103	7.00%	$—	—
Bank	$197,524	11.14%	$124,103	7.00%	$115,238	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$158,156	8.92%	$150,696	8.50%	$—	—
Bank	$197,524	11.14%	$150,696	8.50%	$141,832	8.00%

Total capital (to risk-weighted assets)
Company	$222,963	12.58%	$186,154	10.50%	$—	—
Bank	$214,331	12.09%	$186,154	10.50%	$177,290	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%

Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at June 30, 2022.

	Payments Due as of June 30, 2022
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$182,563	$45,831	$141	$228,535
FHLB advances	25,000	—	—	25,000
Subordinated debt borrowings	—	—	47,013	47,013
Total contractual obligations	$207,563	$45,831	$47,154	$300,548
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
The following table summarizes commitments we have made as of the dates presented.

	June 30, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$447,650	$314,194
Standby letters of credit	4,824	3,434
Total	$452,474	$317,628

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of June 30, 2022	As of June 30, 2021
Change in Interest Rates (Basis Points)
+400	21.31	27.70
+300	16.03	20.81
+200	10.68	13.83
+100	5.40	6.86
-100	(6.45)	(1.36)
-200	(17.36)	(5.76)
-300	(27.82)	(11.34)
-400	(32.32)	(16.11)
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
Allowance for Loan Losses. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as financial statements that we file in the future during the transition period, will not be subject to all new or revised accounting standards generally applicable to public companies for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, discretionarily adjusted for general economic conditions and other qualitative internal and external risk factors.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non-public business entities, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The impact of any such one-time adjustments is not yet known but is not anticipated to be material.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of June 30, 2022, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

April 1 - April 30, 2022	—	$—	—	$3,869
May 1 - May 31, 2022	—	$—	—	$3,869
June 1 - June 30, 2022	58,258	$21.03	58,258	$2,643
Total	58,258	$21.03	58,258	$2,643
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

10.1*#	First Amendment to Loan Agreement, dated November 6, 2020, between Southern States Bancshares, Inc. and First Horizon Bank, and related Amended and Restated Revolving Credit Note.
10.2*#
Second Amendment to Loan Agreement, dated July 20, 2022, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Second Amended and Restated Revolving Credit Note.

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

SOUTHERN STATES BANCSHARES, INC.

Date: August 12, 2022	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)