Form 10-Q
period 2022-09-30
Southern States Bancshares, Inc.
filed 2022-11-10
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2022, the registrant had 8,706,920 shares of common stock, $5 par value per share, issued and outstanding.

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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities (such as the conflict between Russia and Ukraine) or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our other public filings and press releases.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Cash and due from banks	$17,394	$6,397
Interest-bearing deposits in banks	165,637	203,537
Federal funds sold	63,031	74,022
Total cash and cash equivalents	246,062	283,956

Securities available for sale, at fair value	150,718	132,172
Securities held to maturity, at amortized cost	19,657	19,672
Other equity securities, at fair value	5,694	9,232
Restricted equity securities, at cost	2,791	2,600
Loans held for sale	1,643	2,400

Loans, net of unearned income	1,524,990	1,250,300
Less allowance for loan losses	18,423	14,844
Loans, net	1,506,567	1,235,456

Premises and equipment, net	28,585	27,044
Accrued interest receivable	5,699	4,170
Bank owned life insurance	29,677	22,201
Annuities	15,564	12,888
Foreclosed assets	2,930	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,302	1,500
Other assets	18,974	9,509

Total assets	$2,052,725	$1,782,592

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$499,613	$541,546
Interest-bearing	1,267,479	1,014,905
Total deposits	1,767,092	1,556,451

Other borrowings	19,978	12,498
FHLB advances	26,000	25,950
Subordinated notes	47,042	—
Accrued interest payable	359	132
Other liabilities	21,929	10,363
Total liabilities	1,882,400	1,605,394

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,705,920 and 9,012,857 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	43,529	45,064
Capital surplus	75,835	80,640
Retained earnings	63,956	49,858
Accumulated other comprehensive (loss) income	(12,403)	2,113
Unvested restricted stock	(592)	(477)

Total stockholders' equity	170,325	177,198

Total liabilities and stockholders' equity	$2,052,725	$1,782,592
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income:
Loans, including fees	$20,052	$13,923	$51,083	$40,429
Taxable securities	1,010	402	2,417	1,134
Nontaxable securities	323	266	931	729
Other interest and dividends	1,135	143	1,713	315
Total interest income	22,520	14,734	56,144	42,607

Interest expense:
Deposits	2,489	1,034	4,251	3,355
Other borrowings	596	60	1,439	435
Total interest expense	3,085	1,094	5,690	3,790

Net interest income	19,435	13,640	50,454	38,817
Provision for loan losses	1,663	750	3,667	2,250
Net interest income after provision for loan losses	17,772	12,890	46,787	36,567

Noninterest income:
Service charges on deposit accounts	508	403	1,433	1,101
Swap fees	11	101	48	938
SBA/USDA fees	95	130	575	3,434
Mortgage origination fees	218	393	717	1,196
Net gain (loss) on securities	(143)	189	(546)	(17)
Other operating income	650	1,293	1,847	2,399
Total noninterest income	1,339	2,509	4,074	9,051

Noninterest expenses:
Salaries and employee benefits	6,152	5,517	17,859	16,104
Equipment and occupancy expenses	764	908	2,188	2,697
Data processing fees	599	524	1,733	1,565
Regulatory assessments	235	248	760	689
Other operating expenses	2,487	1,988	6,638	5,768
Total noninterest expenses	10,237	9,185	29,178	26,823

Income before income taxes	8,874	6,214	21,683	18,795

Income tax expense	2,174	1,293	5,204	4,287

Net income	$6,700	$4,921	$16,479	$14,508

Basic earnings per share	$0.77	$0.59	$1.87	$1.84

Diluted earnings per share	$0.75	$0.58	$1.84	$1.82
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Net income	$6,700	$4,921

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $1,393 and $29, respectively	(3,964)	(84)

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0	—	—

Other comprehensive loss	(3,964)	(84)

Comprehensive income	$2,736	$4,837

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net income	$16,479	$14,508

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $5,100 and $255, respectively	(14,516)	(727)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $47, respectively	—	133

Other comprehensive loss	(14,516)	(594)

Comprehensive income	$1,963	$13,914
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$177,198
Net income	—	—	—	—	—	16,479	—	—	16,479
Exercise of common stock options	—	—	14,300	71	135	—	—	—	206
Issuance of restricted stock	—	—	24,265	121	379	—	—	(500)	—
Repurchase of common stock under the stock repurchase program	—	—	(345,502)	(1,727)	(5,629)	—	—	—	(7,356)
Stock-based compensation	—	—	—	—	310	—	—	385	695
Common stock dividends paid	—	—	—	—	—	(2,381)	—	—	(2,381)
Other comprehensive loss	—	—	—	—	—	—	(14,516)	—	(14,516)
Balance, September 30, 2022	—	$—	8,705,920	$43,529	$75,835	$63,956	$(12,403)	$(592)	$170,325

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$16,479	$14,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	953	1,422
Net loss on securities	546	17
Net amortization of securities	699	696
Amortization of core deposit intangible	198	198
Provision for loan losses	3,667	2,250
Gain on sale of foreclosed assets	—	(10)
Stock-based compensation	695	607
Net decrease in loans held for sale	757	3,599
Income from bank owned life insurance	(455)	(378)
(Increase) decrease in interest receivable	(1,529)	310
Increase (decrease) in interest payable	227	(153)
Net other operating activities	7,147	(376)

Net cash provided by operating activities	29,384	22,690

INVESTING ACTIVITIES
Purchase of securities available for sale	(46,508)	(44,479)
Purchase of other equity securities	—	(9,000)
Proceeds from sale of securities available for sale	—	15,759
Proceeds from sale of other equity securities	3,129	4,995
Proceeds from maturities, calls, and paydowns of securities available for sale	7,524	8,005
Net (purchase) redemption of restricted equity securities	(191)	624
Purchase of annuities	(2,622)	—
Purchase of bank owned life insurance	(7,021)	—
Net increase in loans	(274,778)	(115,444)
Proceeds from sale of foreclosed assets	—	188
Proceeds from bank owned life insurance	—	755
Purchase of premises, equipment and software	(2,494)	(2,912)

Net cash used in investing activities	(322,961)	(141,509)

FINANCING ACTIVITIES
Net increase in deposits	210,641	196,661
Net proceeds from issuance of common stock in connection with IPO	—	20,959
Proceeds from issuance of common stock	206	165
Repurchase of common stock	(7,356)	—
Proceeds of FHLB advances	50	—
Repayment of other borrowings	—	(3,971)
Net proceeds of note payable	7,481	4,500
Net proceeds (repayment) of subordinated notes	47,042	(4,500)
Common stock dividends paid	(2,381)	(2,080)

Net cash provided by financing activities	255,683	211,734

Net (decrease) increase in cash and cash equivalents	(37,894)	92,915

Cash and cash equivalents at beginning of year	283,956	84,907

Cash and cash equivalents at end of year	$246,062	$177,822

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$5,463	$3,943
Income taxes	$5,901	$5,367

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$100
Internally financed sale of foreclosed assets	$—	$—
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. The Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, and Roanoke, Alabama as well as Columbus, Carrollton, Dallas, and Newnan, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at September 30, 2022 and December 31, 2021.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities
The Company classifies its securities into one of two categories based upon management’s intent and ability to hold the securities: (i) securities held to maturity or (ii) securities available for sale. Securities classified as held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.
The Company evaluates investment securities for other-than-temporary impairment (OTTI) using relevant accounting guidance on a regular basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, or if it is more likely than not the Company will have to sell the security before recovery of its cost basis, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. Otherwise, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss is recognized in other comprehensive loss.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at September 30, 2022.
Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in September 2022. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible (Continued)
To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of September 30, 2022 and based on that evaluation there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings Per Share:
Net Income	$6,700	$4,921	$16,479	$14,508
Weighted average common shares outstanding	8,693,745	8,354,860	8,797,720	7,861,780
Basic earnings per share	$0.77	$0.59	$1.87	$1.84
Diluted Earnings Per Share:
Net income allocated to common shareholders	$6,693	$4,914	$16,465	$14,487
Weighted average common shares outstanding	8,693,745	8,354,860	8,797,720	7,861,780
Net dilutive effect of:
Assumed exercises of stock options	177,371	112,600	154,880	118,379
Average shares and dilutive potential common shares	8,871,116	8,467,460	8,952,600	7,980,159
Dilutive earnings per share	$0.75	$0.58	$1.84	$1.82
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Securities Available for Sale
U.S. Treasury securities	$9,775	$—	$(1,250)	$8,525
U.S. Government Sponsored Enterprises (GSEs)	2,133	—	(229)	1,904
State and municipal securities	56,399	29	(8,547)	47,881
Corporate debt securities	12,529	—	(721)	11,808
Asset based securities	14,698	4	(701)	14,001
Mortgage-backed GSE residential/multifamily and non-GSE	71,945	1	(5,347)	66,599
Total securities available for sale	$167,479	$34	$(16,795)	$150,718

Securities Held to Maturity
State and municipal securities	19,657	—	(4,362)	15,295
Total securities held to maturity	$19,657	$—	$(4,362)	$15,295
Total securities	$187,136	$34	$(21,157)	$166,013

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
Securities with a carrying value of $35,322 and $46,263 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$—	$—	$302	$302
Due from one year to five years	8,343	7,802	2,766	2,790
Due after five to ten years	23,658	21,248	26,475	26,764
Due after ten years	63,533	55,069	62,651	65,196
Mortgage-backed securities	71,945	66,599	37,123	37,120
Total securities available for sale	$167,479	$150,718	$129,317	$132,172

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	3,022	2,429	1,100	1,115
Due after ten years	16,635	12,866	18,572	18,795
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,657	$15,295	$19,672	$19,910
Total securities	$187,136	$166,013	$148,989	$152,082

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Restricted equity securities as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$1,866	$1,675
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$2,791	$2,600
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
September 30, 2022
Securities Available for Sale
U.S. Treasury securities	$(507)	$3,941	$(743)	$4,584	$(1,250)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(229)	1,904	(229)
State and municipal securities	(7,382)	41,783	(1,165)	3,928	(8,547)
Corporate debt securities	(436)	9,069	(285)	2,489	(721)
Asset based securities	(491)	10,043	(210)	3,231	(701)
Mortgage-backed GSE residential/multifamily and non-GSE	(4,947)	59,984	(400)	4,670	(5,347)
Total securities available for sale	$(13,763)	$124,820	$(3,032)	$20,806	$(16,795)

Securities Held to Maturity
State and municipal securities	(3,177)	11,660	(1,185)	3,634	(4,362)
Total securities held to maturity	$(3,177)	$11,660	$(1,185)	$3,634	$(4,362)
Total securities	$(16,940)	$136,480	$(4,217)	$24,440	$(21,157)

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
The unrealized losses on 219 securities at September 30, 2022 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of September 30, 2022 and December 31, 2021, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$222,159	14.5%	$174,480	13.9%
Residential	164,296	10.7%	147,490	11.8%
Commercial	889,942	58.2%	716,541	57.1%
Commercial and industrial	243,577	15.9%	206,897	16.5%
Consumer and other	10,155	0.7%	8,709	0.7%
Gross Loans	1,530,129	100.0%	1,254,117	100.0%
Deferred loan fees	(5,139)		(3,817)
Allowance for loan losses	(18,423)		(14,844)
Loans, net	$1,506,567		$1,235,456
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of September 30, 2022, the Company does not have any loans outstanding under the PPP program. PPP loan origination fees recorded as an adjustment to loan yield for the three and nine months ended were $0 and $298, respectively. These PPP loans are included within the commercial and industrial loan category in the table above.
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of September 30, 2022
Real estate mortgages:
Construction and development	$220,633	$1,526	$—	$—	$222,159
Residential	159,397	4,195	704	—	164,296
Commercial	871,316	13,743	4,883	—	889,942
Commercial and industrial	234,748	8,428	401	—	243,577
Consumer and other	10,110	37	8	—	10,155
Total	$1,496,204	$27,929	$5,996	$—	$1,530,129

As of December 31, 2021
Real estate mortgages:
Construction and development	$168,751	$388	$5,341	$—	$174,480
Residential	142,782	3,554	1,154	—	147,490
Commercial	691,863	16,371	8,307	—	716,541
Commercial and industrial	203,630	2,960	73	234	206,897
Consumer and other	8,682	21	6	—	8,709
Total	$1,215,708	$23,294	$14,881	$234	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of September 30, 2022 and December 31, 2021:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of September 30, 2022
Real estate mortgages:
Construction and development	$221,952	$137	$—	$—	$137	$70	$222,159
Residential	163,262	391	93	—	484	550	164,296
Commercial	885,792	1,262	—	—	1,262	2,888	889,942
Commercial and industrial	243,072	71	—	—	71	434	243,577
Consumer and other	10,131	—	16	—	16	8	10,155
Total	$1,524,209	$1,861	$109	$—	$1,970	$3,950	$1,530,129

As of December 31, 2021
Real estate mortgages:
Construction and development	$173,027	$62	$746	$299	$1,107	$346	$174,480
Residential	146,871	129	128	195	452	167	147,490
Commercial	714,092	1,775	—	—	1,775	674	716,541
Commercial and industrial	206,027	99	486	—	585	285	206,897
Consumer and other	8,673	30	—	—	30	6	8,709
Total	$1,248,690	$2,095	$1,360	$494	$3,949	$1,478	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of September 30, 2022 and September 30, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	1,337	2,371	(41)	3,667
Loans charged off	(73)	(269)	(8)	(350)
Recoveries of loans previously charged off	46	204	12	262
Ending balance at September 30, 2022	$12,864	$5,472	$87	$18,423

Ending balance - individually evaluated for impairment	$489	$331	$—	$820
Ending balance - collectively evaluated for impairment	12,335	5,141	87	17,563
Ending balance - loans acquired with deteriorated credit quality	40	—	—	40
Total ending balance at September 30, 2022	$12,864	$5,472	$87	$18,423

Loans:
Ending balance - individually evaluated for impairment	$5,963	$888	$22	$6,873
Ending balance - collectively evaluated for impairment	1,269,261	242,689	10,133	1,522,083
Ending balance - loans acquired with deteriorated credit quality	1,173	—	—	1,173
Total ending balance at September 30, 2022	$1,276,397	$243,577	$10,155	$1,530,129

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision (credit) for loan losses	2,761	(442)	(69)	2,250
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	12	14	8	34
Ending balance at September 30, 2021	$10,786	$3,181	$130	$14,097

Ending balance - individually evaluated for impairment	$288	$307	$4	$599
Ending balance - collectively evaluated for impairment	10,421	2,874	126	13,421
Ending balance - loans acquired with deteriorated credit quality	77	—	—	77
Total ending balance at September 30, 2021	$10,786	$3,181	$130	$14,097

Loans:
Ending balance - individually evaluated for impairment	$16,105	$332	$30	$16,467
Ending balance - collectively evaluated for impairment	924,406	198,218	8,949	1,131,573
Ending balance - loans acquired with deteriorated credit quality	1,300	—	—	1,300
Total ending balance at September 30, 2021	$941,811	$198,550	$8,979	$1,149,340

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of September 30, 2022 and December 31, 2021.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
September 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$387	$387	$—	$403
Residential	1,149	1,149	—	1,178
Commercial	4,129	4,129	—	4,180
Commercial and industrial	527	527	—	517
Consumer and other	22	22	—	18
Total with no related allowance recorded	6,214	6,214	—	6,296

With an allowance recorded:
Real estate mortgages:
Construction and development	94	94	41	96
Residential	235	306	71	240
Commercial	1,142	1,142	417	515
Commercial and industrial	361	361	331	271
Consumer and other	—	—	—	—
Total with an allowance recorded	1,832	1,903	860	1,122
Total impaired loans	$8,046	$8,117	$860	$7,418

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the nine months ended September 30, 2022 and 2021.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$387	$403	$14
Residential	1,149	1,178	45
Commercial	4,129	4,180	208
Commercial and industrial	527	517	22
Consumer and other	22	18	1
Total with no related allowance recorded	6,214	6,296	290

With an allowance recorded:
Real estate mortgages:
Construction and development	94	96	4
Residential	235	240	8
Commercial	1,142	515	24
Commercial and industrial	361	271	17
Consumer and other	—	—	—
Total with an allowance recorded	1,832	1,122	53
Total impaired loans	$8,046	$7,418	$343

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans (Continued)

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,049	$5,063	$113
Residential	1,236	1,694	59
Commercial	8,987	8,328	242
Commercial and industrial	32	45	2
Consumer and other	18	22	1
Total with no related allowance recorded	15,322	15,152	417

With an allowance recorded:
Real estate mortgages:
Construction and development	1,376	1,382	14
Residential	478	490	12
Commercial	279	280	7
Commercial and industrial	300	319	11
Consumer and other	12	13	—
Total with an allowance recorded	2,445	2,484	44
Total impaired loans	$17,767	$17,636	$461
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	September 30, 2022	December 31, 2021
Noninterest-bearing transaction	$499,613	$541,546
Interest-bearing transaction	855,350	704,326
Savings	78,687	56,715
Time deposits, $250,000 and under	266,491	224,556
Time deposits, over $250,000	66,951	29,308
Total	$1,767,092	$1,556,451

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $65,989 at September 30, 2022 and $34,110 at December 31, 2021. The scheduled maturities of time deposits at September 30, 2022 are as follows:

October 1, 2022 – September 30, 2023	$192,141
October 1, 2023 – September 30, 2024	123,138
October 1, 2024 – September 30, 2025	13,066
October 1, 2025 – September 30, 2026	2,740
October 1, 2026 – September 30, 2027	2,216
Thereafter	141
Total	$333,442
At September 30, 2022 and December 31, 2021, overdrawn transaction accounts reclassified to loans totaled $130 and $208, respectively.
NOTE 6.    SUBORDINATED NOTES
On June 23, 2016, the Company issued $4,500 of Fixed-to-Floating Rate Subordinated Notes due July 2026 (the “2026 Notes”). The 2026 Notes initially bore interest at 6.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2017 until July 1, 2021. Thereafter and to, but excluding, the maturity date or earlier redemption, interest was payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.412%. The Company could, at its option, beginning on July 1, 2021 and on any scheduled interest payment date thereafter, redeem the 2026 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2026 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. Issuance costs related to the 2026 Notes totaled $79 and were netted against the subordinated notes liability on the balance sheet. At September 30, 2022 and December 31, 2021, there was no remaining balance of the debt issuance cost related to the 2026 Notes. On June 23, 2021, the Company redeemed all of the outstanding 2026 Notes.
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2022, the remaining balance of the debt issuance cost was $958. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company has posted cash collateral of $8,770. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the nine months ended September 30, 2022, were $45 and $3, respectively.

September 30, 2022				December 31, 2021
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$74,284	Other Assets	$9,290	Interest Rate Products	$77,534	Other Assets	$1,784
Interest Rate Products	74,284	Other Liabilities	(9,304)	Interest Rate Products	77,534	Other Liabilities	(1,843)
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
As of September 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,358. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at their termination value of $9,358, less the required collateral of $8,770.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	September 30, 2022	December 31, 2021
Commitments to extend credit	$467,662	$314,194
Standby letters of credit	5,727	3,434
Total	$473,389	$317,628
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2022 and September 30, 2021.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $48,195 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $24,097.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of September 30, 2022, the Company had 8,705,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2021, the Company had 9,012,857 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2022, approximately $52,436 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of September 30, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2022, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2022

Tier 1 capital (to average assets)
Company	$164,564	8.44%	$78,019	4.00%	$—	—
Bank	$224,145	11.49%	$78,019	4.00%	$97,524	5.00%

CET 1 capital (to risk-weighted assets)
Company	$164,564	8.73%	$131,929	7.00%	$—	—
Bank	$224,145	11.89%	$131,929	7.00%	$122,505	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$164,564	8.73%	$160,199	8.50%	$—	—
Bank	$224,145	11.89%	$160,199	8.50%	$150,776	8.00%

Total capital (to risk-weighted assets)
Company	$230,987	12.26%	$197,893	10.50%	$—	—
Bank	$242,568	12.87%	$197,893	10.50%	$188,470	10.00%

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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 is as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
U.S. Treasury securities	$8,525	$—	$8,525	$—
U.S. Government Sponsored Enterprises (GSEs)	1,904	—	1,904	—
State and municipal securities	47,881	—	47,881	—
Corporate debt securities	11,808	—	11,808	—
Asset based securities	14,001	—	14,001	—
Mortgage-backed GSE residential/multifamily and non-GSE	66,599	—	66,599	—
Other equity securities	5,694	4,079	—	1,615
Interest Rate Products - asset	9,290	—	9,290	—
Interest Rate Products - liabilities	(9,304)	—	(9,304)	—

December 31, 2021
U.S. Treasury securities	$7,822	$—	$7,822	$—
U.S. Government Sponsored Enterprises (GSEs)	9,193	—	9,193	—
State and municipal securities	56,781	—	56,781	—
Corporate debt securities	10,784	—	10,784	—
Asset based securities	10,472	—	10,472	—
Mortgage-backed GSE residential/multifamily and non-GSE	37,120	—	37,120	—
Other equity securities	9,232	4,985	—	4,247
Interest Rate Products - asset	1,784	—	1,784	—
Interest Rate Products - liabilities	(1,843)	—	(1,843)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Impaired loans	$1,413	$—	$—	$1,413
Foreclosed assets	2,930	—	—	2,930
Totals	$4,343	$—	$—	$4,343

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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $8,046 and $16,347 with a specific valuation allowance of $860 and $704 at September 30, 2022 and December 31, 2021, respectively. Of the $8,046 and $16,347 impaired loan portfolio, $2,274 and $8,422 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at September 30, 2022 and December 31, 2021, respectively. The remaining $5,772 and $7,925 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at September 30, 2022 and December 31, 2021, respectively. Charge offs and changes in specific valuation allowances at September 30, 2022 and December 31, 2021 on impaired loans carried at fair value resulted in additional provision for loan losses of $306 and $40, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
For Level 3 assets measured at fair value on a recurring basis as of September 30, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$1,615	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$4,247	Discounted cash flow	Discount rate (%)	N/A
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$1,413	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$246,062	$246,062	$—	$—
Securities available for sale	150,718	—	150,718	—
Other equity securities	5,694	4,079	—	1,615
Loans held for sale	1,643	—	1,643	—
Trading assets	9,290	—	9,290	—
Loans, net	1,506,567	—	1,466,917	1,413
Bank owned life insurance	29,677	—	29,677	—
Annuities	15,564	—	15,564	—
Accrued interest receivable	5,699	—	5,699	—
Restricted equity securities	2,791	—	—	2,791

Financial liabilities:
Deposits	$1,767,092	$—	$1,618,351	$—
Trading liabilities	9,304	—	9,304	—
FHLB advances	26,000	—	25,777	—
Other borrowings	19,978	—	19,978	—
Subordinated notes	47,042	—	47,042	—
Accrued interest payable	359	—	359	—

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
NOTE 13.    SUBSEQUENT EVENTS.
On October 26, 2022, the Company entered into Subordinated Note Purchase Agreements (each, a “Purchase Agreement”) with certain “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act, and “qualified institutional buyers,” as defined in Rule 144A under the Securities Act, (the “Purchasers” and each, a “Purchaser”) pursuant to which the Company issued and sold $40.0 million in aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”). The 2032 Notes were offered and sold by the Company in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. The Company intends to use the net proceeds from the sale of the 2032 Notes for general corporate purposes.
The 2032 Notes mature on October 26, 2032 and bear interest at an initial fixed rate of 7.00% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events.
Mark Chambers, Sr., who serves as a director of the Company and the Company’s president, and the chief executive officer of Southern States Bank, a wholly-owned subsidiary of the Company, purchased $100,000 of the Notes, and James Henry Smith IV, who serves as a director of the Company, purchased $200,000 of the Notes, in each case on the same terms as the other Purchasers.

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
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly-owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from 13 offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full service community banking institution, which offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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
Recent Developments
On May 23, 2022, we announced the sale of our Heflin and Ranburne, AL branches to First Bank of Alabama ("FBA"). Under terms of the agreement, FBA would acquire the physical locations and approximately $7.0 million in loans and $66.0 million in deposits associated with the branches. The sale was completed during October 2022.
On October 26, 2022, we entered into Subordinated Note Purchase Agreements (each, a “Purchase Agreement”) with certain “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act, and “qualified institutional buyers,” as defined in Rule 144A under the Securities Act, (the “Purchasers” and each, a “Purchaser”) pursuant to which we issued and sold $40.0 million in aggregate principal amount of our 7.00% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”). We offered and sold the 2032 Notes in a private placement transaction in reliance on exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. We intend to use the net proceeds from the sale of the 2032 Notes for general corporate purposes.
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
We participated as a lender in the PPP as established by the CARES Act. Loans totaling $71.7 million were made to 399 existing customers. We proactively worked with customers to assist them in navigating through the pandemic. We granted deferrals on 396 loans totaling $280.1 million, or approximately 28.0% of our loan portfolio. There was one loan remaining on deferral totaling $442,000, or 0.04% of total loans at December 31, 2021, and such deferral ended in February 2022. There were no loans remaining on deferral at September 30, 2022. We know of no significant customer issues resulting from the pandemic.
We participated in the second round of PPP loans, which has been substantially second requests from the 2020 PPP loan recipients. In the second round of PPP loans, $31.7 million of loans were made to 194 existing customers. We continue to actively monitor and consider COVID-19 implications in our operations, lending, and customer needs.

Overview of Third Quarter 2022 Results
Net income was $6.7 million for the quarter ended September 30, 2022, compared to $5.2 million for the quarter ended June 30, 2022 and $4.9 million for the quarter ended September 30, 2021. Significant measures in the third quarter included:

•Annualized return on average assets (ROAA) was 1.35% for the three months ended September 30, 2022, compared to 1.15% for the three months ended June 30, 2022 and 1.26% for the three months ended September 30, 2021.

•Annualized return on average equity (ROAE) was 15.42% for the three months ended September 30, 2022, compared to 12.32% for the three months ended June 30, 2022 and 12.03% for the three months ended September 30, 2021.

•Earnings per common share was $0.77 for the three months ended September 30, 2022, compared to $0.60 for the three months ended June 30, 2022 and $0.59 for the three months ended September 30, 2021.

•Net interest margin of 4.15% for the third quarter of 2022, compared to 3.84% for the second quarter of 2022 and 3.77% for the third quarter of 2021.

•Net interest income was $19.4 million for the three months ended September 30, 2022, an increase of $3.1 million, or 18.8%, from $16.4 million for the three months ended June 30, 2022 and an increase of $5.8 million, or 42.5%, from $13.6 million for the three months ended September 30, 2021.

•Gross loans, net of unearned income, were $1.5 billion as of September 30, 2022, a $94.8 million, or 6.6%, increase compared to June 30, 2022, or a linked-quarter annualized growth rate of 26.3%.

•Deposits were $1.8 million as of September 30, 2022, a $122.1 million, or 7.4% increase compared to June 30, 2022, or a linked-quarter growth rate of 29.5%.
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
Results of Operations for the Three Months Ended September 30, 2022 and 2021
We had net income of $6.7 million for the three months ended September 30, 2022, compared to net income of $4.9 million for the three months ended September 30, 2021, an increase of $1.8 million, or 36.2%. The increased net income was substantially the result of loan and investment growth. This was partially offset by decreased noninterest income and increased interest expense and loan loss provision.
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

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,480,735	$20,052	5.37%	$1,122,741	$13,923	4.92%
Taxable securities	128,932	1,010	3.11%	76,612	402	2.08%
Nontaxable securities	56,738	323	2.26%	48,162	266	2.20%
Other interest-earnings assets	192,699	1,135	2.34%	189,131	143	0.30%
Total interest-earning assets	$1,859,104	$22,520	4.81%	$1,436,646	$14,734	4.07%
Allowance for loan losses	(17,250)			(13,645)
Noninterest-earning assets	124,702			125,870
Total Assets	$1,966,556			$1,548,871

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	114,517	26	0.09%	98,203	24	0.10%
Savings and money market accounts	811,349	1,644	0.80%	565,861	665	0.47%
Time deposits	281,931	819	1.15%	290,460	345	0.47%
FHLB advances	27,380	102	1.47%	31,520	34	0.43%
Other borrowings	47,659	494	4.12%	6,652	26	1.57%
Total interest-bearing liabilities	$1,282,836	$3,085	0.95%	$992,696	$1,094	0.44%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$491,917			$384,207
Other liabilities	19,401			9,663
Total noninterest-bearing liabilities	$511,318			$393,870
Stockholders’ Equity	172,402			162,305
Total Liabilities and Stockholders’ Equity	$1,966,556			$1,548,871

Net interest income		$19,435			$13,640
Net interest spread(2)			3.86%			3.63%
Net interest margin(3)			4.15%			3.77%
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

	Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$4,865	$1,264	$6,129
Taxable securities	409	199	608
Nontaxable securities	49	8	57
Other interest-earning assets	21	971	992
Total increase in interest income	$5,344	$2,442	$7,786

Interest-bearing liabilities:
Interest-bearing transaction accounts	4	(2)	2
Savings and money market accounts	497	482	979
Time deposits	(24)	498	474
FHLB advances	(15)	83	68
Other borrowings	425	43	468
Total increase in interest expense	$887	$1,104	$1,991
Increase in net interest income	$4,457	$1,338	$5,795
Net interest income for the three months ended September 30, 2022 was $19.4 million compared to $13.6 million for the three months ended September 30, 2021, an increase of $5.8 million, or 42.5%. The increase in net interest income was comprised of a $7.8 million, or 52.8%, increase in interest income, partially offset by a $2.0 million, or 182.0%, increase in interest expense. The growth in interest income was primarily attributable to a $358.0 million, or 31.9%, increase in average loans outstanding as of September 30, 2022, compared to September 30, 2021. The increase in average loans outstanding was primarily due to organic growth. The $2.0 million increase in interest expense for the quarter ended September 30, 2022 was related to an increase of $290.1 million, or 29.2%, in average interest-bearing liabilities, coupled with a 0.51% increase in the rate paid on interest-bearing liabilities as of September 30, 2022 compared to September 30, 2021. The increase in average interest-bearing liabilities from September 30, 2021 to September 30, 2022 was due to organic growth. For the three months ended September 30, 2022, net interest margin and net interest spread were 4.15% and 3.86%, respectively, compared to 3.77% and 3.63%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2022 was $1.7 million compared to $750,000 for the three months ended September 30, 2021. The provision was recorded primarily based on growth as well as current economic factors. In the three months ended September 30, 2022, there were net charge offs of $47,000. In the three months ended September 30, 2021, there were net recoveries of $8,000.
The allowance for loan losses as a percentage of gross loans was 1.20% and 1.23% at September 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.20% and 1.25% at September 30, 2022 and 2021, respectively.
Noninterest Income
Noninterest income for the three months ended September 30, 2022 was $1.3 million compared to $2.5 million for the three months ended September 30, 2021, a decrease of $1.2 million, or 46.6%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$508	$403	$105
Swap fees	11	101	(90)
SBA/USDA fees	95	130	(35)
Bank card services and interchange fees	443	400	43
Mortgage banking activities	218	393	(175)
Net (loss) gain on securities	(143)	189	(332)
Other operating income(1)	207	893	(686)
Total noninterest income	$1,339	$2,509	$(1,170)
(1)Other income and fees include income and fees associated with miscellaneous services, and increase in the cash surrender value of BOLI and BOLI death benefit payments.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $105,000, or 26.1%, to $508,000 for the three months ended September 30, 2022 from $403,000 for the three months ended September 30, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $90,000, or 89.1%, to $11,000 for the three months ended September 30, 2022 from $101,000 for the three months ended September 30, 2021. The Bank did not participate in interest rate swaps during the third quarter of 2022 but did realize a small net fair value adjustment as income and a small amount of income from a terminated swap during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $35,000, or 26.9%, to $95,000 for the three months ended September 30, 2022, from $130,000 for the three months ended September 30, 2021. The Bank did not sell any SBA/USDA loans during the third quarter of 2022.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $43,000, or 10.8%, to $443,000 for the three months ended September 30, 2022, from $400,000 for the three months ended September 30, 2021. The increase was primarily the result of greater transactional volume that generated additional interchange fees during the third quarter of 2022.

Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $175,000, or 44.5%, to $218,000 for the three months ended September 30, 2022 from $393,000 for the three months ended September 30, 2021. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $143,000 for the three months ended September 30, 2022 as a result of market adjustment losses on equity securities during the quarter. Net gain on securities was $189,000 for the three months ended September 30, 2021 as result of market adjustment gains on equity securities.
Other income and fees decreased $686,000, or 76.8%, to $207,000 for the three months ended September 30, 2022 from $893,000 for the three months ended September 30, 2021. This decrease was primarily the result of the Bank receiving BOLI death benefits during the third quarter of 2021.

Noninterest Expense
Noninterest expense for the three months ended September 30, 2022 was $10.2 million compared to $9.2 million for the three months ended September 30, 2021, an increase of $1.1 million, or 11.5%, which primarily resulted from increases in salaries and employee benefits and other operating expenses. The increase was partially offset by decreases in professional fees and occupancy expense.
The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,152	$5,517	$635
Equipment and occupancy expenses	764	908	(144)
Professional services	421	551	(130)
Data processing fees	599	524	75
Other real estate income	(51)	(83)	32
Other operating expenses(1)	2,352	1,768	584
Total noninterest expense	$10,237	$9,185	$1,052
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, and fraud and forgery losses.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $635,000, or 11.5%, from $5.5 million for the quarter ended September 30, 2021 to $6.2 million for the quarter ended September 30, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, and additional performance-based compensation based on operating results.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended September 30, 2022 was $764,000 compared to $908,000 for the three months ended September 30, 2021, a decrease of $144,000, or 15.9%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $130,000, or 23.6%, to $421,000 for the three months ended September 30, 2022 compared to $551,000 for the three months ended September 30, 2021. This decrease was primarily the result of a reduction in SBA servicing expense during the third quarter of 2022.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $75,000, or 14.3%, to $599,000 for the three months ended September 30, 2022 compared to $524,000 for the three months ended September 30, 2021. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $32,000, or 38.6%, to a net income of $51,000 for the three months ended September 30, 2022, from a net income of $83,000 for the three months ended September 30, 2021. This decrease was substantially the result of a reduction in net other real estate owned (OREO) rental income during the third quarter of 2022 as a large property was sold in December 2021, net of a decrease in OREO expenses related to the same property.

Other expenses increased $584,000, or 33.0%, to $2.4 million for the three months ended September 30, 2022, compared to $1.8 million for the three months ended September 30, 2021. The increase was due to several factors including fraud losses, of which a portion has since been recovered, increases in data processing, debit card expense and other miscellaneous charges. These increases were somewhat offset by reductions in various professional fees.
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
We had net income of $16.5 million for the nine months ended September 30, 2022, compared to net income of $14.5 million for the nine months ended September 30, 2021, an increase of $2.0 million, or 13.6%. The increased net income was substantially the result of an increase in net interest income, based on growth, and an increase in the net interest margin. This increase was partially offset by a $2.8 million gain on sale of a USDA loan that occurred during the first quarter of 2021 and increases in noninterest expenses during the nine months ended September 30, 2022.
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

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,373,564	$51,083	4.97%	$1,093,684	$40,429	4.94%
Taxable securities	119,224	2,417	2.71%	74,244	1,134	2.04%
Nontaxable securities	56,157	931	2.22%	42,191	729	2.31%
Other interest-earnings assets	202,837	1,713	1.13%	148,349	315	0.28%
Total interest-earning assets	$1,751,782	$56,144	4.29%	$1,358,468	$42,607	4.19%
Allowance for loan losses	(16,044)			(12,890)
Noninterest-earning assets	123,255			124,539
Total Assets	$1,858,993			$1,470,117

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	113,427	78	0.09%	94,696	66	0.09%
Savings and money market accounts	741,397	2,862	0.52%	503,064	2,056	0.55%
Time deposits	242,869	1,311	0.72%	310,758	1,233	0.53%
FHLB advances	26,115	144	0.74%	32,215	120	0.50%
Other borrowings	42,604	1,295	4.06%	10,625	315	3.96%
Total interest-bearing liabilities	$1,166,412	$5,690	0.65%	$951,358	$3,790	0.53%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$502,951			$358,556
Other liabilities	16,420			9,207
Total noninterest-bearing liabilities	$519,371			$367,763
Stockholders’ Equity	173,210			150,996
Total Liabilities and Stockholders’ Equity	$1,858,993			$1,470,117

Net interest income		$50,454			$38,817
Net interest spread(2)			3.64%			3.66%
Net interest margin(3)			3.85%			3.82%

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

	Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$10,285	$369	$10,654
Taxable securities	912	371	1,283
Nontaxable securities	232	(30)	202
Other interest-earning assets	460	938	1,398
Total increase in interest income	$11,889	$1,648	$13,537

Interest-bearing liabilities:
Interest-bearing transaction accounts	13	(1)	12
Savings and money market accounts	920	(114)	806
Time deposits	(366)	444	78
FHLB advances	(34)	58	24
Other borrowings	972	8	980
Total increase in interest expense	$1,505	$395	$1,900
Increase in net interest income	$10,384	$1,253	$11,637
Net interest income for the nine months ended September 30, 2022 was $50.5 million compared to $38.8 million for the nine months ended September 30, 2021, an increase of $11.6 million, or 30.0%. The increase in net interest income was comprised of a $13.5 million, or 31.8%, increase in interest income, partially offset by a $1.9 million, or 50.1%, increase in interest expense. The growth in interest income was primarily attributable to a $279.9 million, or 25.6%, increase in average loans outstanding as of September 30, 2022, compared to September 30, 2021. The increase in average loans outstanding was due to organic growth. The $1.9 million increase in interest expense for the nine months ended September 30, 2022 was substantially related to an increase of $215.1 million, or 22.6%, in average interest-bearing liabilities, coupled with a 0.12% increase in the rate paid on interest-bearing liabilities as of September 30, 2022 compared to September 30, 2021. The increase in average interest bearing liabilities from September 30, 2021 to September 30, 2022 was due to organic growth. For the nine months ended September 30, 2022, net interest margin and net interest spread were 3.85% and 3.64%, respectively, compared to 3.82% and 3.66%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the nine months ended September 30, 2022 was $3.7 million compared to $2.3 million for the nine months ended September 30, 2021. The provision was recorded primarily based on growth and current economic factors. In the nine months ended September 30, 2022, there were net charge offs of $88,000. In the nine months ended September 30, 2021, there were net charge offs of $12,000.

The allowance for loan losses as a percentage of gross loans was 1.20% and 1.23% at September 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.20% and 1.25% at September 30, 2022 and 2021, respectively.
Noninterest Income
Noninterest income for the nine months ended September 30, 2022 was $4.1 million compared to $9.1 million for the nine months ended September 30, 2021, a decrease of $5.0 million, or 55.0%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,433	$1,101	$332
Swap fees	48	938	(890)
SBA/USDA fees	575	3,434	(2,859)
Bank card services and interchange fees	1,302	1,176	126
Mortgage banking activities	717	1,196	(479)
Net loss on securities	(546)	(17)	(529)
Other operating income(1)	545	1,223	(678)
Total noninterest income	$4,074	$9,051	$(4,977)
(1)Other income and fees include income and fees associated with miscellaneous services, the increase in the cash surrender value of BOLI and BOLI death benefit payments.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $332,000, or 30.2%, to $1.4 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume, coupled with a new fee from cash intensive businesses that were realized during the nine months ended September 30, 2022.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $890,000, or 94.9%, to $48,000 for the nine months ended September 30, 2022 from $938,000 for the nine months ended September 30, 2021. The Bank did not participate in interest rate swaps during the nine months ended September 30, 2022 but did realize a small net fair value adjustment as income and a small amount of income from a terminated swap during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $2.9 million, or 83.3%, to $575,000 for the nine months ended September 30, 2022, from $3.4 million for the nine months ended September 30, 2021. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $126,000, or 10.7%, to $1.3 million for the nine months ended September 30, 2022, from $1.2 million for the nine months ended September 30, 2021. The increase was primarily the result of greater transactional volume that generated additional interchange fees during the nine months ended September 30, 2022.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $479,000, or 40.1%, to $717,000 for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $546,000 for the nine months ended September 30, 2022 as a result of market adjustment losses on equity securities. Net loss on securities was $17,000 for the nine months ended September 30, 2021 primarily as result of repositioning a portion of the securities portfolio into tax-exempt municipals, partially offset by market adjustment gains on equity securities.
Other income and fees decreased $678,000, or 55.4%, to $545,000 for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021. This decrease was primarily result of the Bank receiving BOLI death benefits during the third quarter of 2021, and slightly offset by increased cash surrender value on BOLI as a result of additional policies purchased during the first quarter of 2022.
Noninterest Expense
Noninterest expense for the nine months ended September 30, 2022 was $29.2 million compared to $26.8 million for the nine months ended September 30, 2021, an increase of $2.4 million, or 8.8%, which primarily resulted from increases in salaries and employee benefits and other operating expenses. The increase was partially offset by decreases in professional fees and occupancy expense.
The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$17,859	$16,104	$1,755
Equipment and occupancy expenses	2,188	2,697	(509)
Professional services	1,298	1,822	(524)
Data processing fees	1,733	1,565	168
Other real estate income	(91)	(285)	194
Other operating expenses(1)	6,191	4,920	1,271
Total noninterest expense	$29,178	$26,823	$2,355
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, and fraud and forgery losses.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.8 million, or 10.9%, from $16.1 million for the nine months ended September 30, 2021 to $17.9 million for the nine months ended September 30, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, an increase in performance-based compensation based on operating results and the addition of support personnel in early 2022.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the nine months ended September 30, 2022 was $2.2 million compared to $2.7 million for the nine months ended September 30, 2021, a decrease of $509,000, or 18.9%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021, coupled with the termination of the lease agreement on the former Birmingham location.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $524,000, or 28.8%, to $1.3 million for the nine months ended September 30, 2022 compared to $1.8 million for the nine months ended September 30, 2021. This decrease was primarily the result of elevated SBA expense from a third-party associated with SBA/USDA loan sales and interest rate swap related expenses during the nine months ended September 30, 2021.

Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $168,000, or 10.7%, to $1.7 million for the nine months ended September 30, 2022 compared $1.6 million for the nine months ended September 30, 2021. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $194,000, or 68.1%, to a net income of $91,000 for the nine months ended September 30, 2022, from a net income of $285,000 for the nine months ended September 30, 2021. This decrease was substantially the result of a reduction in OREO rental income during the second quarter of 2022 as a large property was sold in December 2021, net of a decrease in OREO expenses related to the same property.
Other expenses increased $1.3 million, or 25.8%, to $6.2 million for the nine months ended September 30, 2022, compared to $4.9 million for the nine months ended September 30, 2021. The increase was due to several factors including fraud losses during the third quarter of 2022, of which a portion has since been recovered, an increase in overall insurance expense and other expense as a result of being a public company and an increase in data processing expense. These increases were somewhat offset by reductions in various professional fees.
Financial Condition
Total assets grew $270.1 million, or 15.2%, to $2.1 billion at September 30, 2022 from $1.8 billion at December 31, 2021.
Our loans, net of unearned income, increased $274.7 million, or 22.0%, to $1.5 billion at September 30, 2022 from $1.3 billion at December 31, 2021. Not considering the impact of PPP loans, the growth for the nine months ended September 30, 2022 was $283.9 million, which represents 22.9% growth, or an annualized rate of 30.6%.
Our securities portfolio increased $18.5 million, or 12.2%, to $170.4 million at September 30, 2022, compared to $151.8 million at December 31, 2021.
Cash and cash equivalents fell $37.9 million, or 13.3%, to $246.1 million at September 30, 2022, from $284.0 million at December 31, 2021. This reduction was primarily due to excess cash and cash equivalents being used to fund loans and investments.
Deposits grew $210.6 million, or 13.5%, to $1.8 billion at September 30, 2022 compared to $1.6 billion at December 31, 2021. The majority of the growth was in money market accounts.
Total stockholders’ equity decreased $6.9 million, or 3.9%, to $170.3 million at September 30, 2022, compared to $177.2 million at December 31, 2021. This reduction was primarily due to a decrease in accumulated other comprehensive income (loss) resulting from changes in the value of the securities portfolio due to increases in interest rates during the year along with the repurchase of common shares, and partially offset by earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decision and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.001% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$222,159	14.5%	$174,480	13.9%
Residential	164,296	10.7%	147,490	11.8%
Commercial	889,942	58.2%	716,541	57.1%
Commercial and industrial	243,577	15.9%	197,694	15.8%
PPP Loans	—	—%	9,203	0.7%
Consumer and other	10,155	0.7%	8,709	0.7%
Gross Loans	1,530,129	100.0%	1,254,117	100.0%
Deferred loan fees	(5,139)		(3,817)
Allowance for loan losses	(18,423)		(14,844)
Loans, net	$1,506,567		$1,235,456
Gross loans increased $276.0 million, or 22.0%, to $1.5 billion as of September 30, 2022 as compared to $1.3 billion as of December 31, 2021. The net increase in the Company’s gross loans was due to organic growth of $285.2 million and offset by a net decrease of $9.2 million in PPP loans. During the nine months ended September 30, 2022, the Company’s participation in the PPP program resulted in the forgiveness of $9.2 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2021.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 83.4% of our gross loans were secured by real property as of September 30, 2022, compared to 82.8% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 58.2% of total gross loans as of September 30, 2022 and represented 57.1% of total gross loans as of December 31, 2021. C&D loans were 14.5% of total gross loans as of September 30, 2022, and represented 13.9% of total gross loans as of December 31, 2021. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 290.5% as of September 30, 2022 and 273.8% as of December 31, 2021. C&D loans represented 91.6% of total risk-based Bank capital as of September 30, 2022 as compared to 95.4% as of December 31, 2021. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of September 30, 2022 and December 31, 2021 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $47.7 million, or 27.3%, to $222.2 million as of September 30, 2022 from $174.5 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Georgia market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 66.4% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $18.7 million, or approximately 11.4% of our residential portfolio as of September 30, 2022. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 20.3% of the portfolio. Other residential loans make up the remaining 1.9% of the portfolio.
Residential multi-family loans increased $16.8 million, or 11.4%, to $164.3 million as of September 30, 2022 from $147.5 million as of December 31, 2021. The majority of this increase was due to loan growth in the Company’s Georgia markets.
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
Commercial real estate loans increased $173.4 million, or 24.2%, to $889.9 million as of September 30, 2022 from $716.5 million as of December 31, 2021. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Georgia markets. As of September 30, 2022, the Company’s commercial real estate portfolio was comprised of $426.3 million in non-owner occupied commercial real estate loans and $88.5 million in commercial construction loans.
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
Commercial and industrial loans increased $45.9 million, or 23.2% to $243.6 million as of September 30, 2022 from $197.7 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Atlanta, Georgia market.
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
Consumer and other loans (non-real estate loans) increased $1.4 million or 16.6%, to $10.2 million as of September 30, 2022 from $8.7 million as of December 31, 2021.
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
At September 30, 2022 and December 31, 2021 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $105.0 million and $81.7 million, respectively. We sell participations to manage our credit exposures to borrowers. At September 30, 2022 and December 31, 2021, we purchased loan participations totaling $115.0 million and $62.1 million, respectively.
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
The allowance for loan losses was $18.4 million at September 30, 2022 compared to $14.8 million at December 31, 2021, an increase of $3.6 million, or 24.1%. Additional provisions were recorded primarily based on overall growth in loans and current economic factors.

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	Three Months Ended:		Nine Months Ended:
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)

Average loans, net of unearned income	$1,480,735	$1,122,741	$1,373,564	$1,093,684
Loans, net of unearned income	1,524,990	1,145,447	1,524,990	1,145,447
Allowance for loan losses at beginning of the period	16,807	13,339	14,844	11,859
Charge offs:
Construction and development	—	—	66	—
Residential	—	—	7	44
Commercial	—	—	—	—
Commercial and industrial	269	—	269	—
Consumer and other	1	—	8	2
Total charge offs	270	—	350	46
Recoveries:
Construction and development	—	—	—	—
Residential	11	7	46	12
Commercial	—	—	—	—
Commercial and industrial	204	1	204	14
Consumer and other	8	—	12	8
Total recoveries	223	8	262	34
Net charge offs (recoveries)	$47	$(8)	$88	$12

Provision for loan losses	$1,663	$750	$3,667	$2,250
Balance at end of period	$18,423	$14,097	$18,423	$14,097
Ratio of allowance to end of period loans	1.21%	1.23%	1.21%	1.23%
Ratio of net charge offs (recoveries) to average loans	0.00%	0.00%	0.01%	0.00%
Net charge offs for the three months ended September 30, 2022 totaled $47,000, an increase of $55,000 compared to net recoveries of $8,000 for the three months ended September 30, 2021. Net charge offs for the nine months ended September 30, 2022 totaled $88,000, an increase of $76,000 compared to net charge offs of $12,000 for the nine months ended September 30, 2021.
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	September 30, 2022		September 30, 2021
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$3,286	14.5%	$1,514	13.8%
Residential	1,174	10.7%	879	11.8%
Commercial	8,404	58.2%	8,393	56.3%
Commercial and industrial	5,472	15.9%	3,181	17.3%
Consumer and other	87	0.7%	130	0.8%
Total	$18,423	100.0%	$14,097	100.0%

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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at September 30, 2022 consisting substantially of one property, located in Birmingham, Alabama. No loss is anticipated.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased approximately $2.0 million from December 31, 2021 to September 30, 2022. The net increase was primarily the result of a commercial real estate loan associated with one borrower that was placed on nonaccrual during the first quarter of 2022, which has since been paying, and will be reevaluated for accruing status prior to end of 2022.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	September 30,		December 31,
	2022	2021	2021
	(dollars in thousands)

Nonaccrual loans	$3,950	$3,308	$1,478
Past due loans 90 days or more and still accruing interest	—	—	494
Total nonperforming loans	3,950	3,308	1,972
OREO	2,930	10,146	2,930
Total nonperforming assets	$6,880	$13,454	$4,902

Troubled debt restructured loans – nonaccrual(1)	1,011	1,041	940
Troubled debt restructured loans – accruing	1,307	1,085	1,072
Total troubled debt restructured loans	$2,318	$2,126	$2,012

Allowance for loan losses	$18,423	$14,097	$14,844
Gross loans outstanding at the end of period	$1,530,129	$1,149,340	$1,254,117
Allowance for loan losses to gross loans	1.20%	1.23%	1.18%
Allowance for loan losses to nonperforming loans	466.41%	426.15%	752.74%
Nonperforming loans to gross loans	0.26%	0.29%	0.16%
Nonperforming assets to gross loans and OREO	0.45%	1.16%	0.39%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$70	$1,972	$346
Residential	550	339	167
Commercial	2,888	690	674
Commercial and industrial	434	300	285
Consumer and other	8	7	6
Total	$3,950	$3,308	$1,478
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

The following table summarizes the fair value of the securities portfolio as of September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022	(dollars in thousands)
Securities Available for Sale
U.S. Treasury securities	$9,775	$—	$(1,250)	$8,525
U.S. Government Sponsored Enterprises (GSEs)	2,133	—	(229)	1,904
State and municipal securities	56,399	29	(8,547)	47,881
Corporate debt securities	12,529	—	(721)	11,808
Asset based securities	14,698	4	(701)	14,001
Mortgage-backed GSE residential/multifamily and non-GSE	71,945	1	(5,347)	66,599
Total securities available for sale	$167,479	$34	$(16,795)	$150,718

Securities Held to Maturity
State and municipal securities	19,657	—	(4,362)	15,295
Total securities held to maturity	$19,657	$—	$(4,362)	$15,295
Total securities	$187,136	$34	$(21,157)	$166,013

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	19,910
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2022, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2022 and December 31, 2021. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
September 30, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,991	1.33%	$7,784	1.39%	$—	—%	$9,775	1.37%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,386	2.62	747	1.54	2,133	2.24
State and municipal securities	—	—	2,096	1.86	2,237	2.03	52,066	2.29	56,399	2.26
Corporate debt securities	—	—	3,024	4.84	9,505	4.94	—	—	12,529	4.92
Asset based securities	—	—	1,232	2.16	2,746	1.62	10,720	3.45	14,698	3.00
Mortgage-backed GSE residential/multifamily and non-GSE	3,013	5.84	28,603	4.40	7,639	3.89	32,690	2.92	71,945	3.73
Total securities available for sale	$3,013	5.84%	$36,946	4.05%	$31,297	3.20%	$96,223	2.62%	$167,479	3.11%

Securities Held to Maturity
State and municipal securities	—	—	—	—	3,022	2.31	16,635	2.39	19,657	2.37
Total securities held to maturity	$—	—%	$—	—%	$3,022	2.31%	$16,635	2.39%	$19,657	2.37%
Total securities	$3,013	5.84%	$36,946	4.05%	$34,319	3.12%	$112,858	2.59%	$187,136	3.03%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$7,820	1.36%	$—	—%	$7,820	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	561	1.94	6,122	0.46	2,545	2.13	9,228	1.01
State and municipal securities	302	0.16	1,175	1.79	3,033	1.95	49,726	2.19	54,236	2.16
Corporate debt securities	—	—	1,030	3.50	9,500	4.89	—	—	10,530	4.75
Asset based securities	—	—	—	—	—	—	10,380	0.94	10,380	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	15,870	3.02	5,299	1.41	15,954	1.30	37,123	2.05
Total securities available for sale	$302	0.16%	$18,636	2.94%	$31,774	2.31%	$78,605	1.84%	$129,317	2.11%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,100	2.36	18,572	2.37	19,672	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,100	2.36%	$18,572	2.37%	$19,672	2.37%
Total securities	$302	0.16%	$18,636	2.94%	$32,874	2.31%	$97,177	1.94%	$148,989	2.15%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At September 30, 2022, BOLI totaled $29.7 million compared to $22.2 million at December 31, 2021. The increase represents additional insurance policies of $7.0 million and an increase in the cash surrender value.
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
Total deposits at September 30, 2022 were $1.8 billion, representing an increase of $210.6 million, or 13.5%, compared to $1.6 billion at December 31, 2021. As of September 30, 2022, 28.3% of total deposits were comprised of noninterest-bearing demand accounts, 52.9% of interest-bearing non-maturity accounts and 18.8% of time deposits.
The following table summarizes our deposit balances as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$499,613	28.3%	$541,546	34.8%
Interest-bearing transaction	855,350	48.4%	704,326	45.3%
Savings	78,687	4.5%	56,715	3.6%
Time deposits, $250,000 and under	266,491	15.0%	224,556	14.4%
Time deposits, over $250,000	66,951	3.8%	29,308	1.9%
Total deposits	$1,767,092	100.0%	$1,556,451	100.0%
The following tables set forth the maturity of time deposits as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$25,189	$66,718	$46,687	$2,447	$141,041
Time deposits, $100,000 through $250,000	23,560	41,278	59,446	1,166	125,450
Time deposits, over $250,000	4,914	30,482	30,071	1,484	66,951
Total time deposits	$53,663	$138,478	$136,204	$5,097	$333,442

	December 31, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$33,061	$61,646	$29,563	$2,832	$127,102
Time deposits, $100,000 through $250,000	39,753	51,112	5,464	1,125	97,454
Time deposits, over $250,000	13,238	13,560	1,327	1,183	29,308
Total time deposits	$86,052	$126,318	$36,354	$5,140	$253,864
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of September 30, 2022 and 2021:

	September 30,
	2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$502,951	—%	$358,556	—%
Interest-bearing transaction	113,427	0.09%	94,696	0.09%
Money markets	674,547	0.55%	455,177	0.58%
Savings	66,850	0.20%	47,887	0.20%
Time deposits	242,869	0.72%	310,758	0.53%
Total deposits	$1,600,644	0.36%	$1,267,074	0.35%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2022 and December 31, 2021, we had borrowing capacity from the FHLB of $116.1 million and $68.4 million, respectively. We had $26.0 million in short-term FHLB borrowings as of September 30, 2022 and $26.0 million as of December 31, 2021. We had no long-term FHLB borrowings as of September 30, 2022 and December 31, 2021. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)

Amount outstanding at end of period	$26,000	$25,950
Weighted average interest rate at end of period	2.54%	0.34%
Maximum month-end balance	$35,000	$25,950
Average balance outstanding during the period	$26,115	$30,636
Weighted average interest rate during the period	0.74%	0.47%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of September 30, 2022 and December 31, 2021, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of September 30, 2022 was $20.0 million.
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
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On July 1, 2022, pursuant to the registration rights agreement that we entered into in connection with the private placement of the Notes, we completed an exchange offer through which holders of $42.0 million aggregate principal amount of then outstanding Notes (the “Unregistered Notes”) exchanged their Unregistered Notes for an equal aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Registered Notes”). Following the exchange, $6.0 million aggregate principal amount of our Unregistered Notes remained outstanding, and $42.0 million in aggregate principal amount of our Registered Notes were outstanding. The terms of the Registered Notes are identical in all material respects to the terms of the Unregistered Notes, except that the Registered Notes are registered under the Securities Act and are generally not subject to transfer restrictions, are not entitled to registration rights and do not have the right to additional interest under the circumstances described in the registration rights agreement relating to our fulfillment of our registration obligations.
On October 26, 2022, the Company issued $40.0 million in 2032 Notes, as referenced in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".
Liquidity and Capital Resources
Liquidity
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-

term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.
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
As of September 30, 2022, both we and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which we and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2022

Tier 1 capital (to average assets)
Company	$164,564	8.44%	$78,019	4.00%	$—	—
Bank	$224,145	11.49%	$78,019	4.00%	$97,524	5.00%

CET 1 capital (to risk-weighted assets)
Company	$164,564	8.73%	$131,929	7.00%	$—	—
Bank	$224,145	11.89%	$131,929	7.00%	$122,505	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$164,564	8.73%	$160,199	8.50%	$—	—
Bank	$224,145	11.89%	$160,199	8.50%	$150,776	8.00%

Total capital (to risk-weighted assets)
Company	$230,987	12.26%	$197,893	10.50%	$—	—
Bank	$242,568	12.87%	$197,893	10.50%	$188,470	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%

Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at September 30, 2022.

	Payments Due as of September 30, 2022
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$192,141	$141,160	$141	$333,442
FHLB advances	16,000	10,000	—	26,000
Subordinated debt borrowings	—	—	47,042	47,042
Short-term borrowings	19,978	—	—	19,978
Total contractual obligations	$228,119	$151,160	$47,183	$426,462
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
The following table summarizes commitments we have made as of the dates presented.

	September 30, 2022	December 31, 2021
	(dollars in thousands)

Commitments to extend credit	$467,662	$314,194
Standby letters of credit	5,727	3,434
Total	$473,389	$317,628

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of September 30, 2022	As of September 30, 2021
Change in Interest Rates (Basis Points)
+400	23.59	25.35
+300	17.63	19.01
+200	11.71	12.60
+100	5.88	6.19
-100	(6.68)	(1.54)
-200	(14.17)	(6.98)
-300	(22.85)	(12.42)
-400	(34.47)	(17.24)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of September 30, 2022, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our purchase of shares of common stock made during the quarter ended September 30, 2022 consisted of stock repurchases made under our publicly announced stock repurchase program (the “Program”) and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

July 1 - July 31, 2022	—	$—	—	$2,643
August 1 - August 31, 2022	—	—	—	2,643
September 1 - September 30, 2022	—	—	—	2,643
Total	—	$—	—	$2,643
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
Not applicable.
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

4.4
Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

4.5
Form of 7.00% Fixed-to-Floating Rate Subordinated Note due October 26, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.4 hereto) (incorporated by reference to Exhibit 4.2 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.1#
Second Amendment to Loan Agreement, dated July 20, 2022, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Second Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, file number 001-40727).

10.2#
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.3
Form of Registration Rights Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

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

SOUTHERN STATES BANCSHARES, INC.

Date: November 10, 2022	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)