Form 10-K
period 2022-12-31
Southern States Bancshares, Inc.
filed 2023-03-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $172.1 million as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the registrant serving at that time (and any trusts or entities that they own or control) are “affiliates”.
As of March 13, 2023, the registrant had 8,747,763 shares of common stock, $5 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 17, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

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
•compliance with the Bank Secrecy Act, Office of Foreign Assets Control ("OFAC") rules and anti-money laundering laws and regulations;
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

Risks Related to Our Business

•Our profitability is vulnerable to interest rate fluctuations.
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
•A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively affect our business.
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
•The Company depends on dividends from the Bank, which are subject to restriction.
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

General Risk Factors

•We are subject to risk due to increasing interest rates.
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
•Events that could affect the world economy could have negative effects on our business.
•Southern States is subject to risk from lawsuits and changing laws and regulations.
•Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.
•Liquidity risks could affect operations and jeopardize our financial condition.
•Any new activities and expansion plans may be subject to regulatory approvals.
•Southern States is subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
•Southern States is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by Southern States with respect to these laws could result in significant liability and restrict our potential growth through branching and acquisitions.
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

Our Markets

Our primary service areas in Alabama are Anniston, Auburn, Birmingham and Huntsville with a presence extending into Calhoun, Lee, Jefferson, Talladega, Madison and Randolph Counties of Alabama and their surrounding areas. In Georgia, we serve the Columbus metropolitan statistical area (“MSA”), as well as Carroll, Coweta, and Dallas Counties in the greater Atlanta MSA. The Bank also operates two loan production offices (“LPO”) in Atlanta, Georgia.

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

We make available through our website, free of charge, our annual reports on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC's website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Properties

We provide banking services from 13 offices in Alabama and the Atlanta and Columbus, Georgia MSAs. We also operate two LPOs in Atlanta, Georgia. Our executive offices and those of the Bank are located at 615 Quintard Avenue, Anniston, Alabama. The Bank also owns an operations center located at 1131 Wilmer Avenue, Anniston, Alabama 36202. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.

The Bank owns its main office building and eleven of its banking centers. The remaining facilities are occupied under lease agreements, with terms ranging from one to five years, with extension options.

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

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Other important competitive factors in our industry and markets include office locations and hours, quality of client service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer excellent banking products and services.

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

Human Capital Management

As of December 31, 2022, we had 188 total employees, of which 187 were classified as full time. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

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

These regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, or the operations fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Southern States Bank

Southern States Bank is chartered by the ASBD. Southern States Bank is also a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured, as provided by law, by the Deposit Insurance Fund ("DIF"). Southern States Bank is subject to supervision, regulation, and examination by the FDIC and ASBD. Southern States Bank is also subject to various requirements and restrictions under federal and state law, including capital adequacy requirements, restrictions on dividends, requirements to maintain reserves against deposits, requirements under the Community Reinvestment Act ("CRA"), restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of Southern States Bank are also affected by various consumer laws and regulations, including regulations of the Consumer Financial Protection Bureau (“CFPB”), and other state and federal agencies relating to equal credit opportunity, truth in lending disclosures, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

Payment of Dividends and Repurchases of Capital Instruments

Southern States is a legal entity separate and distinct from Southern States Bank. Southern States’ principal source of cash flow, including cash flow to pay dividends to its stockholders, is dividends Southern States Bank pays to Southern States as Southern States Bank’s sole stockholder. Statutory and regulatory limitations apply to Southern States Bank’s payment of dividends to Southern States as well as to Southern States’ payment of dividends to its stockholders. The Federal Reserve’s policy that a bank holding company should serve as a source of strength to its subsidiary banks includes the position that a bank holding company should generally only pay dividends or other capital distributions from current year earnings. The Federal Reserve also has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders over the past four quarters has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition. Southern States’ ability to pay dividends is also subject to the provisions of Alabama corporate law.

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

Restrictions on Acquisitions and Certain Activities

As a bank holding company, Southern States must obtain prior approval of the Federal Reserve before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The BHCA also generally limits the business in which a bank holding company may engage in to banking, managing or controlling banks, and furnishing or performing services for Southern States Bank. A bank holding company may engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Banks are also subject to restrictions on the types of activities that they are permitted to engage in under regulations of the ASBD and the FDIC, which are generally limited to the business of banking and activities that are incidental to the business of banking.

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

Capital Adequacy

The various federal banking agencies, including the Federal Reserve and FDIC, have adopted risk-based capital requirements for assessing bank and bank holding company capital adequacy. These standards establish minimum capital standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier 1 capital consists generally of common equity tier 1 capital (generally comprised of common stockholders’ equity and retained earnings) and additional tier 1 capital (includes, among other things, certain types of noncumulative perpetual preferred stock) and is reduced by goodwill and certain other intangible assets. Tier 2 capital generally includes the allowance for possible loan losses (subject to certain limitations) and certain types of subordinated debt and cumulative perpetual preferred stock. Institutions may elect a one-time option to exclude unrealized gains and losses on the investment securities portfolio from the calculation of Tier 1 and Tier 2 capital. The Bank has made such an election. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors and apply them to their assets which results in risk-adjusted assets.

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

The federal banking agencies have proposed changes to modernize the CRA regulations, but at present such changes have not been finalized.

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

Guidance on Commercial Real Estate Concentrations

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include construction and development loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property, but it excludes owner-occupied real estate. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•Total loans for construction, land development and other land represent 100 percent or more of an institution’s total capital; or
•Total non-owner occupied commercial real estate loans represent 300 percent or more of an institution’s total capital.

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

The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023. The FDIC can also impose special assessments in certain instances. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, Southern States Bank may be required to pay higher FDIC insurance premiums.

Transactions with Affiliates

Southern States Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between Southern States and Southern States Bank will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Southern States or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Southern States or other affiliates. Such restrictions and limitations prevent Southern States or other affiliates from borrowing from the Bank unless the loans are secured by certain types of collateral of designated amounts. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

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

There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In addition, the CFPB issued guidance in October 2022 with respect to certain practices relating to overdraft fees.

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

The Dodd-Frank Act changed the types of instruments that are eligible for tier 1 capital treatment at the holding company-level. It also called for the Federal Reserve to apply to bank holding companies the same minimum leverage and risk-based capital standards that apply to banks.

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

Item 1A. Risk Factors
RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere herein. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We generally price our variable rate loans based on the prime interest rate. As of December 31, 2022, we had $733.6 million of variable rate loans.

Generally, the interest rates on Southern States’ interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. Even assets and liabilities with similar maturities or re-pricing periods may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. In a rising interest rate environment, the value of our securities AFS portfolio generally declines. As of December 31, 2022, our net unrealized loss in our securities AFS portfolio was $14.9 million due to the significant rise in interest rates during 2022. Changes in interest rates could materially and adversely affect Southern States’ financial condition and results of operations.

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

Southern States’ operations are in Alabama and the Atlanta and Columbus, Georgia MSAs. Southern States’ success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these areas. Although customers’ business and financial interests may extend outside of these areas, adverse economic conditions in those areas could reduce Southern States’ growth rate, affect the ability of Southern States’ customers to repay their loans, affect the value of collateral underlying loans and affect Southern States’ ability to attract deposits. Adverse changes in the economic conditions in one or more of our local markets could negatively affect our results of operations and our profitability, affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact Southern States’ charge offs and provisions for loan and credit losses, and our financial condition and results of operations. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. Any of these factors could adversely affect Southern States’ financial condition, results of operations and cash flows. Because of Southern States’ geographic concentration, Southern States may be less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

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

As of December 31, 2022, we had approximately 42 loans with balances of $116.0 million that use LIBOR interest rates. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. The U.S. federal banking agencies have told banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by December 31, 2022, and will be evaluating banks’ transition efforts as part of their examinations. We cannot predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments, including our loans, borrowings and interest rate swaps. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on certain of our products and contracts.

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

As of December 31, 2022, 83.4% of Southern States’ loan portfolio is secured by either residential or commercial real estate. As of December 31, 2022, Southern States had $167.9 million in residential real estate loans and $904.9 million in commercial real estate loans outstanding, representing 10.5% and 56.8%, respectively, of gross loans outstanding on that date. Loans in hospitality properties, including hotels, motels, restaurants and shopping centers, which were $181.0 million, representing 11.4% of our net loans outstanding at December 31, 2022, may be especially sensitive to economic conditions and the risks of the travel and retail industries, including the effects of COVID-19.

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

Finally, the measure of our allowance for loan losses is subject to new accounting standards. FASB adopted a new accounting standard that was effective for us on January 1, 2023. This new standard, referred to as CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This changes our historical method of providing allowances for loan losses that are probable, which could require us to increase our allowance for credit losses going forward. CECL also greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. The CECL model could create more volatility in the level of our allowance for credit losses going forward.

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

For a variety of reasons, customers may, from time to time, be unable to meet their loan obligations to us. Loan modifications and payment deferrals provide our borrowers with temporary relief, but such relief may be insufficient. In addition to loan deferrals and modifications, we are participating in certain government programs designed to bolster the economy during the pandemic, such as the PPP, which is intended to fund borrowers’ payrolls and certain operating expenses, not to support existing borrowers’ loans. Our customers’ participation in other government programs also may stabilize their cash flows during a short to medium term pandemic, but may not prevent significant loan delinquencies and losses. In addition, we have loans that are not covered or supported by any government guarantees or program. Thus, we could experience various impairments of such loans, including a delay in payments of principal and interest, and borrowers may be unable to meet their loan payments timely. In the event we are forced to foreclose upon collateral securing our loans, we may be unable to sell such collateral timely at reasonable prices. All of the foregoing could have adverse consequences on our business, results of operations and financial condition.

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

As a bank holding company, Southern States is subject to federal regulation under the Bank Holding Company Act of 1956 and the examination and reporting requirements of the Federal Reserve. Southern States Bank is subject to extensive supervision, regulation and examination by the FDIC and ASBD. Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit Southern States’ operations significantly and control the methods by which Southern States conducts business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, capital levels, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which Southern States may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Southern States Bank is assessed a quarterly deposit insurance premium by the FDIC. The failure of banks nationwide during the financial crisis significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a DIF Restoration Plan, which required the DIF to attain a 1.35% reserve ratio by September 30, 2020. This ratio was attained in the third quarter of 2018. FICO assessments by the FDIC ended March 2019 and the Bank received small bank assessment credits from the FDIC aggregating $200,262 during the last six months of 2019 and no amounts in 2020. The Bank also realized an offset to its FDIC 2020 assessments as a result of its participation in the PPP. This offset for the period ended December 31, 2021 was $25,300. There was no offset for the period ended December 31, 2022. Southern States Bank could be required to pay significantly higher premiums or additional special assessments, if, among other things, future bank failures deplete the DIF. This would adversely affect earnings, thereby reducing the availability of funds to pay dividends to Southern States.

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

Southern States is required by federal and state regulatory authorities to meet regulatory capital requirements. Institutions that seek acquisitions such as Southern States are expected to maintain capital substantially above regulatory minimums. Recent regulations implementing minimum capital standards require financial institutions to maintain higher minimum capital ratios and place a greater emphasis on common equity and tangible common equity as a component of “Tier 1 capital,” which consists generally of stockholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support Southern States’ operations and comply with regulatory standards, Southern States may need to raise capital in the future. Southern States’ ability to raise additional capital will depend on conditions in the capital markets at that time (which are outside of Southern States’ control) on Southern States’ financial condition and performance. The capital and credit markets have experienced significant volatility in recent years, and capital may not be available to Southern States or on reasonable terms, when needed. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If Southern States cannot raise additional capital when needed, its financial condition and results of operations may be adversely affected, and its banking regulators may subject Southern States to regulatory enforcement action as outlined above. Furthermore, Southern States’ issuance of additional shares of common stock could dilute the economic ownership interest of Southern States’ stockholders.

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

At December 31, 2022, Southern States Bank could pay $52.0 million of dividends to Southern States without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of a number of factors, including, but not limited to: (1) our historical and projected financial condition, liquidity and results of operations; (2) our capital levels and needs; (3) any acquisitions or potential acquisitions that we are considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by our board of directors. Our ability to pay dividends may also be limited on account of our outstanding indebtedness, as we generally must make payments on our outstanding indebtedness before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, Southern States is dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Dividends and Dividend Policy” and “Item 1. & 2. Business and Properties—Supervision and Regulation.”

Southern States operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, which may decrease its growth or profits.

Consumer and commercial banking are highly competitive industries. Southern States’ market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. Southern States competes with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, Southern States competes with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a longer history of successful operations in Southern States’ market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than Southern States has. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than Southern States can offer. For example, in the current rate environment, there is an increase in competition for deposits. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect Southern States’ ability to market Southern States’ products and services. Technology has lowered barriers to entry and made it possible for banks to compete in Southern States’ market areas without a retail footprint by offering competitive rates, and for non-banks to offer products and services traditionally provided by banks. There has also been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities, which provides an advantage when pricing loans and deposits. The acquisition of banks by credit unions may increase competition for customers and acquisition targets.

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

As of December 31, 2022, we had nothing outstanding under our Line of Credit. On February 7, 2022, we issued and sold in a private placement $48.0 million in aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated notes due 2032. On October 26, 2022, we issued and sold in a private placement $40.0 million in aggregate principal amount of 7.0% Fixed-to-Floating Rate Subordinated notes due 2032.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have at least

$1.24 billion in annual gross revenues, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (the last day of the fiscal year in which we have more than $700 million in market value of our common stock held by non-affiliates as of the prior June 30), (iii) the date on which we issue more than $1.00 billion of non-convertible debt during the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering in 2021. We may choose to take advantage of some but not all of these reduced burdens. We have elected to adopt some of the reduced disclosure requirements described above.

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

On February 16, 2022, we announced that our board of directors approved a stock repurchase program (the "Program") that authorizes us to repurchase up to $10.0 million of our common stock. The Program was in effect until December 31, 2022. On February 15, 2023, the board of directors extended the Program for another $10.0 million to be in effect until December 31, 2023, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

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

General Risk Factors

We are subject to risk due to increasing interest rates.

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve has also increased interest rates in 2023 and has indicated an intent to continue to raise interest rates in 2023.

Our costs of funds may increase as a result of increasing interest rates. Additionally, our deposit may face competitive pressures. Higher rates also have an adverse effect on our investment securities portfolio. Additionally, increasing rates to combat inflation may negatively impact the economies generally, which may in turn impact the demand for loans.

The implementation of the Current Expected Credit Loss (“CECL”) accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has issued a new accounting standard that will replace the current approach under Generally Accepted Accounting Principles ("GAAP"), for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, was effective for us beginning January 1, 2023. The CECL standard will require us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held to maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. Southern States is currently evaluating the impact the CECL standard will have on its accounting. The adoption of the CECL standard will materially affect how we determine allowance for loan losses and could require us to significantly increase the allowance. Moreover, the CECL standard may create more volatility in the level of the allowance. If we are required to materially increase the level of the allowance for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

The increased use of online banking may increase the risks related to our information technology systems, including cyber-attacks and unauthorized access.

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

A continuation or resurgence of the COVID-19 pandemic, trade wars, tariffs, inflation, supply chain disruptions, labor and materials shortages, and similar events and disputes, domestic and international, may continue to adversely affect economic activity globally, nationally and locally. Such events also may adversely affect business and consumer confidence, generally. Travel, tourism, hospitality and retail may be especially adversely affected by a continuation or resurgence of the COVID-19 pandemic, which could adversely affect our approximately $181.0 million of hospitality and retail CRE loans outstanding as of December 31, 2022. The recovery from the COVID-19 pandemic has been affected generally by supply chain disruptions and shortages of materials. Any such adverse changes may adversely affect our profitability, growth, asset quality and financial condition.

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

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates on the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (national, international and local) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. The 2022 rate increases by the Federal Reserve have positively affected our net interest margins and net income.

Increases in interest rates may cause consumers to shift their funds to more interest-bearing instruments and to increase the competition for and costs of deposits. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest-bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income. Increases in market interest rates may reduce demand for loans, including residential mortgage loans originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates and the related risks to us depend on the rates of changes in our costs of funds and interest earned on our loans and investments, the shape of the yield curve, and our ability to manage such changes.

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

Any new activities and expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.

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

Southern States is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by Southern States with respect to these laws could result in significant liability and restrict our potential growth through branching and acquisitions.

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

Holders of Record

As of March 13, 2023, there were approximately 450 holders of record, excluding stockholders for whom shares are held in nominee or street name.

Dividends and Dividend Policy

Our stockholders are entitled to receive dividends on common stock only if, when and as declared by our board of directors from funds legally available therefor under Alabama corporate law and as limited by our banking regulators. We paid quarterly cash dividends of $0.09 per share on February 15, 2022, May 16, 2022, August 17, 2022 and November 16, 2022, resulting in cash dividends of $0.36 per share for the year ended December 31, 2022. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on our financial condition, liquidity and results of operations; our capital levels and needs; acquisitions; contractual, statutory and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors. There can be no assurance that in the future we will pay any dividends to holders of our common stock, or as to the amount of any future dividends.

For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. & 2. Business & Properties—Supervision and Regulation.”

Use of Proceeds

On August 12, 2021, we sold 996,429 new shares of our common stock at a public offering price of $19.00 per share in our initial public offering, and on August 19, 2021, we sold an additional 300,000 at the public offering price pursuant to the exercise of the underwriters’ option to purchase additional shares in the offering. In addition, selling stockholders sold 1,003,571 shares of common stock, the proceeds of which went to the selling stockholders. The offering resulted in approximately $21.1 million of net proceeds, after deducting underwriting discounts and commissions, and offering expenses, to us, and approximately $17.7 million to the selling stockholders. We did not receive any proceeds from the sale of common stock by the selling stockholders. The offer and sale of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257915), which the SEC declared effective on August 11, 2021. Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc. acted as underwriters. The offering commenced on July 30, 2021, and did not terminate until the sale of all of the shares offered. During the year ended December 31, 2022, we completed the use of all of the proceeds from the issuance and sale. There was no material change from the planned use of proceeds as described in our Final Prospectus that was filed with the SEC on August 12, 2021, pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

Our purchase of shares of common stock made during the year ended December 31, 2022 consisted of stock repurchases made under our publicly announced stock repurchase program (the “Program”) and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

January 1 - January 31, 2022	—	$—	—	$10,000
February 1 - February 28, 2022	10,475	20.58	10,475	9,784
March 1 - March 31, 2022	276,769	21.37	276,769	3,869
April 1 - April 30, 2022	—	—	—	3,869
May 1 - May 31, 2022	—	—	—	3,869
June 1 - June 30, 2022	58,258	21.03	58,258	2,643
July 1 - July 31, 2022	—	—	—	2,643
August 1 - August 31, 2022	—	—	—	2,643
September 1 - September 30, 2022	—	—	—	2,643
October 1 - October 31, 2022	—	—	—	2,643
November 1 - November 30, 2022	—	—	—	2,643
December 1 - December 31, 2022	—	—	—	2,643
Total	345,502	$21.29	345,502	$2,643

(1) On February 16, 2022, we announced that our board of directors approved a Program that authorizes us to repurchase up to $10.0 million of our common stock. The Program was in effect until December 31, 2022. On February 15, 2023, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2023, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2022 and December 31, 2021 included in this Annual Report on From 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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
Overview of 2022 Results
Net income was $27.1 million for the year ended December 31, 2022, compared to $18.6 million for the year ended December 31, 2021. Significant measures for the year included:

•Return on average assets (“ROAA”) was 1.43% for the year ended December 31, 2022, compared to 1.23% for the year ended December 31, 2021.
•Return on average equity (“ROAE”) was 15.55% for the year ended December 31, 2022, compared to 11.80% for the year ended December 31, 2021.
•Earnings per common share was $3.08 for the year ended December 31, 2022, compared to $2.26 for the year ended December 31, 2021.
•Net interest margin of 3.99% for the year ended December 31, 2022, compared to 3.78% for the year ended December 31, 2021.
•Net interest income increased $18.4 million for the year ended December 31, 2022, representing a 34.8% increase over the year ended December 31, 2021.
•Loans, net of unearned income, were $1.6 billion as of December 31, 2022, a $336.9 million, or 26.9%, increase compared to December 31, 2021.
•Deposits increased $164.3 million, a 10.6% increase, to $1.7 billion as of December 31, 2022 from December 31, 2021.

Primary Factors Used to Evaluate Our Business
The most significant factors we use to evaluate our business and results of operation are net income, return on average assets and return on average equity. We also use net interest income, noninterest income and noninterest expense.

Net Interest Income
Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, our subordinated notes (the “Notes”) and our Line of Credit.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes.
Noninterest Income
Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) swap fees; (iii) SBA/USDA fees; (iv) bank card services and interchange fees; (v) mortgage banking activities; (vi) benefits from changes in cash surrender value of bank owned life insurance (“BOLI”) and (vii) other miscellaneous fees and income.

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
Results of Operations for the Years Ended December 31, 2022 and 2021
We had net income of $27.1 million for the year ended December 31, 2022, compared to net income of $18.6 million for the year ended December 31, 2021, an increase of $8.5 million, or 45.8%. The increased net income was substantially the result of an increase in net interest income, based on growth, and an increase in the net interest margin plus a net gain of $2.4 million on the sale of two branches during the fourth quarter of 2022. This increase was partially offset by a $2.8 million gain on the sale of a USDA loan that occurred during the first quarter of 2021 and increases in noninterest expenses during the year ended December 31, 2022.
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

	For the Years Ended
	2022			2021
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,421,376	$74,936	5.27%	$1,118,386	$54,709	4.89%
Taxable securities	122,500	3,622	2.96%	77,281	1,593	2.06%
Nontaxable securities	56,255	1,253	2.23%	45,144	1,023	2.27%
Other interest-earnings assets	187,263	3,039	1.62%	158,243	452	0.29%
Total interest-earning assets	$1,787,394	$82,850	4.64%	$1,399,054	$57,777	4.13%
Allowance for loan losses	(16,883)			(13,276)
Noninterest-earning assets	122,535			124,336
Total Assets	$1,893,046			$1,510,114

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	109,786	100	0.09%	96,503	91	0.09%
Savings and money market accounts	754,830	5,988	0.79%	527,484	2,680	0.51%
Time deposits	263,021	2,818	1.07%	298,883	1,539	0.51%
FHLB advances	25,264	291	1.15%	30,636	143	0.47%
Other borrowings	51,115	2,315	4.53%	11,097	411	3.72%
Total interest-bearing liabilities	$1,204,016	$11,512	0.96%	$964,603	$4,864	0.50%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$496,486			$378,868
Other liabilities	18,437			9,366
Total noninterest-bearing liabilities	$514,923			$388,234
Stockholders’ Equity	174,107			157,277
Total Liabilities and Stockholders’ Equity	$1,893,046			$1,510,114

Net interest income		$71,338			$52,913
Net interest spread(2)			3.68%			3.63%
Net interest margin(3)			3.99%			3.78%
(1)Includes nonaccrual loans.
(2)Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.
(3)Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.
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

	Year Ended December 31, 2022 vs. Year Ended December 31, 2021
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$15,786	$4,441	$20,227
Taxable securities	1,337	692	2,029
Nontaxable securities	248	(18)	230
Other interest-earning assets	471	2,116	2,587
Total increase in interest income	$17,842	$7,231	$25,073

Interest-bearing liabilities:
Interest-bearing transaction accounts	9	—	9
Savings and money market accounts	1,804	1,504	3,308
Time deposits	(384)	1,663	1,279
FHLB advances	(62)	210	148
Other borrowings	1,813	91	1,904
Total increase in interest expense	$3,180	$3,468	$6,648
Increase in net interest income	$14,662	$3,763	$18,425
Net interest income for the year ended December 31, 2022 was $71.3 million compared to $52.9 million for the year ended December 31, 2021, an increase of $18.4 million, or 34.8%. The increase in net interest income was comprised of a $25.1 million, or 43.4%, increase in interest income, net of a $6.6 million, or 136.7%, increase in interest expense. The growth in interest income was primarily attributable to a $303.0 million, or 27.1%, increase in average gross loans outstanding as of December 31, 2022 compared to December 31, 2021, and a 0.38% increase in the yield on gross loans. The increase in average gross loans outstanding was substantially due to organic growth. The $6.6 million increase in interest expense for the year ended December 31, 2022 was primarily related to a 0.46% increase in the rate paid on interest-bearing liabilities plus an increase of $239.4 million, or 24.8%, in average interest-bearing liabilities as of December 31, 2022 compared to December 31, 2021. The increase in average interest-bearing liabilities from December 31, 2021 to December 31, 2022 was due to organic growth. For the year ended December 31, 2022, net interest margin and net interest spread were 3.99% and 3.68%, respectively, compared to 3.78% and 3.63%, respectively, for the same period in 2021.
Provision for Loan Losses
The provision for loan losses for the year ended December 31, 2022 was $5.6 million compared to $3.0 million for the year ended December 31, 2021. The provision was recorded primarily based on growth as well as current economic factors. In the year ended December 31, 2022, there were net charge offs of $293,000. In the year ended December 31, 2021, there were net recoveries of $3,000.
The allowance for loan losses as a percentage of gross loans was 1.27% and 1.18% at December 31, 2022 and 2021, respectively. The allowance for loan losses as a percentage of gross loans, without including PPP loans, was 1.27% and 1.19% at December 31, 2022 and 2021, respectively.

Noninterest Income
Noninterest income for the year ended December 31, 2022 was $8.7 million compared to $10.8 million for the year ended December 31, 2021, a decrease of $2.1 million, or 19.7%. The following table sets forth the major components of our noninterest income for the year ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,863	$1,528	$335
Swap fees	49	931	(882)
SBA/USDA fees	646	3,968	(3,322)
Bank card services and interchange fees	1,681	1,591	90
Mortgage banking activities	815	1,465	(650)
Net loss on securities	(632)	(57)	(575)
Gain on the sale of branches	2,600	—	2,600
Other operating income(1)	1,655	1,377	278
Total noninterest income	$8,677	$10,803	$(2,126)
(1)Other income and fees include income and fees associated with miscellaneous services, and increases in the cash surrender value of BOLI and BOLI benefit claims.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $335,000, or 21.9%, to $1.9 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021. The increase was primarily attributed to an increase in insufficient funds fees based on volume, coupled with a new fee from cash intensive businesses that were collected during the year ended December 31, 2022.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement. These fees decreased $882,000, or 94.7%, to $49,000 for the year ended December 31, 2022 from $931,000 for the year ended December 31, 2021. The Bank did not participate in any new interest rate swaps during the year ended December 31, 2022, but did realize a small net fair value adjustment as income and a small amount of income from a terminated swap during the third quarter of 2022.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $3.3 million, or 83.7%, to $646,000 for the year ended December 31, 2022, from $4.0 million for the year ended December 31, 2021. The Bank realized a gain of $2.8 million on the sale of a USDA loan during the first quarter of 2021.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $90,000, or 5.7%, to $1.7 million for the year ended December 31, 2022, from $1.6 million for the year ended December 31, 2021. This increase was primarily the result of greater transactional volume that generated additional interchange fees during the year ended December 31, 2022.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $650,000, or 44.4%, to $815,000 for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.

Net loss on securities was $632,000 for the year ended December 31, 2022 as a result of market adjustment losses on equity securities. Net loss on securities was $57,000 for the year ended December 31, 2021 primarily as a result of repositioning a portion of the securities portfolio into tax-exempt municipals, partially offset by market adjustment gains on equity securities.
The Bank completed the sale of two branches during the third quarter of 2022 resulting in a $2.6 million gain.
Other income and fees increased $278,000, or 20.2%, to $1.7 million for the year ended December 31, 2022 from $1.4 million for the year ended December 31, 2021. This increase was primarily due to the Bank receiving dividend income on equity securities and increased cash surrender value on BOLI as a result of additional policies purchased during the first quarter of 2022.
Noninterest Expense
Noninterest expense for the year ended December 31, 2022 was $39.6 million compared to $36.4 million for the year ended December 31, 2021, an increase of $3.2 million, or 8.7%, which primarily resulted from increases in salaries and employee benefits and other operating expenses. The increase was partially offset by decreases in professional fees and occupancy expense.

The following table sets forth the major components of our noninterest expense for the year ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$24,597	$21,667	$2,930
Equipment and occupancy expenses	2,918	3,640	(722)
Professional services	1,775	2,470	(695)
Data processing fees	2,444	2,128	316
Other real estate income	(148)	(147)	(1)
Other operating expenses(1)	8,028	6,677	1,351
Total noninterest expense	$39,614	$36,435	$3,179
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, and fraud and forgery losses.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $2.9 million, or 13.5%, from $21.7 million for the year ended December 31, 2021 to $24.6 million for the year ended December 31, 2022. The increase was primarily due to normal salary adjustments, increases in benefit and incentive costs, an increase in performance-based compensation based on operating results and the addition of support personnel in early 2022.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the year ended December 31, 2022 was $2.9 million compared to $3.6 million for the year ended December 31, 2021, a decrease of $722,000, or 19.8%. The decrease was primarily attributable to accelerated depreciation of our Birmingham branch during 2021 in preparation for the branch moving to a new location in December 2021, coupled with the termination of the lease agreement on the former Birmingham location.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $695,000, or 28.1%, to $1.8 million for the year ended December 31, 2022 compared to $2.5 million for the year ended December 31, 2021. This decrease was primarily the result of elevated expense from third-parties associated with SBA/USDA loan sales and interest rate swaps during the year ended December 31, 2021.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $316,000, or 14.8%, to $2.4 million for the year ended December 31, 2022 compared to $2.1 million for the year ended December 31, 2021. The increase was primarily the result of additional software and general increases.
Other real estate income increased $1,000, or 0.7%, to a net income of $148,000 for the year ended December 31, 2022, from a net income of $147,000 for the year ended December 31, 2021. This increase was substantially the result of a net loss on the sale of an OREO property during December 2021, net of decreases in OREO expenses and and OREO rental income related to the same property.
Other expenses increased $1.4 million, or 20.2%, to $8.0 million for the year ended December 31, 2022, compared to $6.7 million for the year ended December 31, 2021. The increase was due to several factors, including fraud losses, of which a portion has since been recovered, an increase in overall insurance expense and a full year of other expense as a result of being a public company.
Financial Condition
Total assets grew $262.6 million, or 14.7%, to $2.0 billion at December 31, 2022 from $1.8 billion at December 31, 2021.
Our loans, net of unearned income, increased $336.9 million, or 26.9%, to $1.6 billion at December 31, 2022 from $1.3 billion at December 31, 2021. Not considering the impact of PPP loans, the growth for the year ended December 31, 2022 was $346.1 million, which represents 27.9% growth.
Our securities portfolio increased $23.4 million, or 15.4%, to $175.2 million at December 31, 2022, compared to $151.8 million at December 31, 2021.
Cash and cash equivalents fell $115.5 million, or 40.7%, to $168.5 million at December 31, 2022, from $284.0 million at December 31, 2021. This reduction was primarily due to excess cash and cash equivalents being used to fund loans and investments.
Deposits grew $164.3 million, or 10.6%, to $1.7 billion at December 31, 2022 compared to $1.6 billion at December 31, 2021. The majority of the growth was in money market accounts.
Total stockholders’ equity increased $4.5 million, or 2.6%, to $181.7 million at December 31, 2022, compared to $177.2 million at December 31, 2021. This increase was primarily due to earnings growth, and partially offset by a decrease in accumulated other comprehensive income (loss) resulting from changes in the value of the securities portfolio due to increases in interest rates during the year along with the repurchase of common shares.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.074% of total loans based on the latest thirteen-month average.
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

The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$255,736	16.1%	$174,480	13.9%
Residential	167,891	10.5%	147,490	11.8%
Commercial	904,872	56.8%	716,541	57.1%
Commercial and industrial	256,553	16.1%	197,694	15.8%
PPP Loans	—	—%	9,203	0.7%
Consumer and other	7,655	0.5%	8,709	0.7%
Gross Loans	1,592,707	100.0%	1,254,117	100.0%
Deferred loan fees	(5,543)		(3,817)
Allowance for loan losses	(20,156)		(14,844)
Loans, net	$1,567,008		$1,235,456
Gross loans increased $338.6 million, or 27.0%, to $1.6 billion as of December 31, 2022 as compared to $1.3 billion as of December 31, 2021. The net increase in the Company’s gross loans was due to organic growth of $347.8 million and offset by a net decrease of $9.2 million in PPP loans. During the year ended December 31, 2022, the Company’s participation in the PPP program resulted in the forgiveness of $9.2 million on existing loans. Portfolio segments and classes remained relatively consistent since December 31, 2021.

The following table details maturities and sensitivity to interest rate changes of our gross loans by category at December 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$94,639	$138,609	$22,326	$162	$255,736
Residential	18,696	70,453	50,980	27,762	167,891
Commercial	78,911	625,858	159,792	40,311	904,872
Commercial and industrial	91,810	124,989	39,754	—	256,553
Consumer and other	2,386	3,813	1,456	—	7,655
Gross Loans	$286,442	$963,722	$274,308	$68,235	$1,592,707

Amount due after one year at
fixed interest rates
Real estate mortgages:
Construction and development	$76,515
Residential	77,300
Commercial	556,993
Commercial and industrial	87,433
Consumer and other	3,189
Gross Loans	$801,430

Amount due after one year at
variable interest rates
Real estate mortgages:
Construction and development	$84,582
Residential	71,895
Commercial	268,968
Commercial and industrial	77,310
Consumer and other	2,080
Gross Loans	$504,835
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 83.4% of our gross loans were secured by real property as of December 31, 2022, compared to 82.8% as of December 31, 2021. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.

Commercial real estate loans were 56.8% of total gross loans as of December 31, 2022 and 57.1% of total gross loans as of December 31, 2021. C&D loans were 16.1% of total gross loans as of December 31, 2022, and 13.9% of total gross loans as of December 31, 2021. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 283.2% as of December 31, 2022 and 273.8% as of December 31, 2021. C&D loans represented 98.0% of total risk-based Bank capital as of December 31, 2022 as compared to 95.4% as of December 31, 2021. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of December 31, 2022 and December 31, 2021 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $81.3 million, or 46.6%, to $255.7 million as of December 31, 2022 from $174.5 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Auburn, Huntsville and Georgia markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 65.7% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $17.5 million, or approximately 10.4% of our residential portfolio as of December 31, 2022. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 22.4% of the portfolio. Other residential loans make up the remaining 1.5% of the portfolio.
Residential multi-family loans increased $20.4 million, or 13.8%, to $167.9 million as of December 31, 2022 from $147.5 million as of December 31, 2021. The majority of this increase was due to loan growth in the Company’s Georgia markets.
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
Commercial real estate loans increased $188.3 million, or 26.3%, to $904.9 million as of December 31, 2022 from $716.5 million as of December 31, 2021. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Auburn and Georgia markets. As of

December 31, 2022, the Company’s commercial real estate portfolio was comprised of $451.8 million in non-owner occupied commercial real estate loans and $110.9 million in commercial construction loans.
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
Commercial and industrial loans, excluding PPP loans, increased $58.9 million, or 29.8% to $256.6 million as of December 31, 2022 from $197.7 million as of December 31, 2021. The majority of this increase was due to loan growth primarily in the Company’s Atlanta, Georgia market.
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
Consumer and other loans (non-real estate loans) decreased $1.1 million, or 12.1%, to $7.7 million as of December 31, 2022 from $8.7 million as of December 31, 2021.
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
At December 31, 2022 and December 31, 2021, loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $107.9 million and $81.7 million, respectively. We sell participations to manage our credit exposures to borrowers. At December 31, 2022 and December 31, 2021, we purchased loan participations totaling $114.6 million and $62.1 million, respectively.
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
The allowance for loan losses was $20.2 million at December 31, 2022 compared to $14.8 million at December 31, 2021, an increase of $5.3 million, or 35.8%. Additional provisions were recorded primarily based on overall growth in loans and current economic factors.

The following table provides an analysis of the allowance for loan losses as of the dates indicated.

	As of and for the Years Ended December 31,
	2022	2021
	(dollars in thousands)

Average loans, net of unearned income	$1,421,376	$1,118,386
Loans, net of unearned income	$1,587,164	$1,250,300
Allowance for loan losses at beginning of the period	$14,844	$11,859
Charge offs:
Construction and development	66	—
Residential	7	44
Commercial	—	—
Commercial and industrial	479	—
Consumer and other	26	2
Total charge offs	578	46
Recoveries:
Construction and development	—	—
Residential	50	25
Commercial	—	—
Commercial and industrial	205	15
Consumer and other	30	9
Total recoveries	285	49
Net charge offs (recoveries)	$293	$(3)

Provision for loan losses	$5,605	$2,982
Balance at end of period	$20,156	$14,844
Ratio of allowance to end of period loans	1.27%	1.19%
Ratio of net charge offs (recoveries) to average loans	0.02%	0.00%
Net charge offs for the year ended December 31, 2022 totaled $293,000, an increase of $296,000 compared to net recoveries of $3,000 for the year ended December 31, 2021. During 2021, the extremely low level of credit issues resulted in minimal charge offs, which were more than offset by recoveries.
The following table presents the allocation of net charge offs (recoveries) to average gross loans by major loan category:

	December 31, 2022			December 31, 2021
	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$66	$197,676	0.03%	$—	$138,293	0.00%
Residential	(43)	155,762	(0.03)%	19	141,851	0.01%
Commercial	—	825,100	0.00%	—	611,428	0.00%
Commercial and industrial	274	233,704	0.12%	(15)	217,726	(0.01)%
Consumer and other	(4)	9,134	(0.04)%	(7)	9,088	(0.08)%
Total average gross loans	$293	$1,421,376	0.02%	$(3)	$1,118,386	0.00%

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	December 31, 2022		December 31, 2021
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$4,081	16.1%	$1,538	13.9%
Residential	1,292	10.5%	1,029	11.8%
Commercial	9,070	56.8%	8,987	57.1%
Commercial and industrial	5,642	16.1%	3,166	16.5%
Consumer and other	71	0.5%	124	0.7%
Total	$20,156	100.0%	$14,844	100.0%

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

Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at December 31, 2022, consisting substantially of one property, located in Birmingham, Alabama. No loss is anticipated.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased approximately $273,000 from December 31, 2021 to December 31, 2022. The net increase was primarily the result of loans being added and removed from nonaccrual status, none of which were significant.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	December 31,
	2022	2021
	(dollars in thousands)

Nonaccrual loans	$2,245	$1,478
Past due loans 90 days or more and still accruing interest	—	494
Total nonperforming loans	2,245	1,972
OREO	2,930	2,930
Total nonperforming assets	$5,175	$4,902

Troubled debt restructured loans – nonaccrual(1)	832	940
Troubled debt restructured loans – accruing	1,292	1,072
Total troubled debt restructured loans	$2,124	$2,012

Allowance for loan losses	$20,156	$14,844
Gross loans outstanding at the end of period	$1,592,707	$1,254,117
Allowance for loan losses to gross loans	1.27%	1.18%
Allowance for loan losses to nonperforming loans	897.82%	752.74%
Nonperforming loans to gross loans	0.14%	0.16%
Nonperforming assets to gross loans and OREO	0.32%	0.39%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$67	$346
Residential	565	167
Commercial	1,278	674
Commercial and industrial	312	285
Consumer and other	23	6
Total	$2,245	$1,478
(1) Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

Securities Portfolio
The securities portfolio serves the following purposes: (i) it provides liquidity to supplement cash flows from the loan and deposit activities of customers; (ii) it can be used as an interest rate risk management tool since it provides a large base of assets and the Company can change the maturity and interest rate characteristics more readily than the loan portfolio to better match changes in the deposit base and other Company funding sources; (iii) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans; and (iv) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender.
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

The following table summarizes the fair value of the securities portfolio as of December 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022	(dollars in thousands)
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	—
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2022, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2022 and December 31, 2021. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,992	1.33%	$7,772	1.39%	$—	—%	$9,764	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,262	4.63	747	1.54	2,009	3.48
State and municipal securities	—	—	2,093	1.86	3,276	2.10	50,835	2.29	56,204	2.26
Corporate debt securities	—	—	3,022	4.84	9,504	4.94	—	—	12,526	4.92
Asset based securities	—	—	1,231	2.16	2,654	1.65	10,194	4.77	14,079	3.96
Mortgage-backed GSE residential/multifamily and non-GSE	5,768	6.53	27,472	4.83	7,455	4.58	35,197	3.37	75,892	4.26
Total securities available for sale	$5,768	6.53%	$35,810	4.37%	$31,923	3.41%	$96,973	2.94%	$170,474	3.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,310	2.38	14,342	2.37	19,652	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,310	2.38%	$14,342	2.37%	$19,652	2.37%
Total securities	$5,768	6.53%	$35,810	4.37%	$37,233	3.27%	$111,315	2.87%	$190,126	3.34%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$—	—%	$—	—%	$7,820	1.36%	$—	—%	$7,820	1.36%
U.S. Government Sponsored Enterprises (GSEs)	—	—	561	1.94	6,122	0.46	2,545	2.13	9,228	1.01
State and municipal securities	302	0.16	1,175	1.79	3,033	1.95	49,726	2.19	54,236	2.16
Corporate debt securities	—	—	1,030	3.50	9,500	4.89	—	—	10,530	4.75
Asset based securities	—	—	—	—	—	—	10,380	0.94	10,380	0.94
Mortgage-backed GSE residential/multifamily and non-GSE	—	—	15,870	3.02	5,299	1.41	15,954	1.30	37,123	2.05
Total securities available for sale	$302	0.16%	$18,636	2.94%	$31,774	2.31%	$78,605	1.84%	$129,317	2.11%

Securities Held to Maturity
State and municipal securities	—	—	—	—	1,100	2.36	18,572	2.37	19,672	2.37
Total securities held to maturity	$—	—%	$—	—%	$1,100	2.36%	$18,572	2.37%	$19,672	2.37%
Total securities	$302	0.16%	$18,636	2.94%	$32,874	2.31%	$97,177	1.94%	$148,989	2.15%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At December 31, 2022, BOLI totaled $29.2 million compared to $22.2 million at December 31, 2021. The increase represents additional insurance policies of $7.0 million.

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
Total deposits at December 31, 2022 were $1.7 billion, representing an increase of $164.3 million, or 10.6%, compared to $1.6 billion at December 31, 2021. As of December 31, 2022, 26.8% of total deposits were comprised of noninterest-bearing demand accounts, 51.5% of interest-bearing non-maturity accounts and 21.7% of time deposits.
The following table summarizes our deposit balances as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$460,977	26.8%	$541,546	34.8%
Interest-bearing transaction	837,127	48.6%	704,326	45.3%
Savings	49,235	2.9%	56,715	3.6%
Time deposits, $250,000 and under	307,145	17.8%	224,556	14.4%
Time deposits, over $250,000	66,259	3.9%	29,308	1.9%
Total deposits	$1,720,743	100.0%	$1,556,451	100.0%
The following tables set forth the maturity of time deposits as of December 31, 2022 and 2021:

	December 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$35,256	$78,290	$59,178	$1,705	$174,429
Time deposits, $100,000 through $250,000	15,096	48,578	67,921	1,121	132,716
Time deposits, over $250,000	9,237	28,898	27,823	301	66,259
Total time deposits	$59,589	$155,766	$154,922	$3,127	$373,404

	December 31, 2021
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$33,061	$61,646	$29,563	$2,832	$127,102
Time deposits, $100,000 through $250,000	39,753	51,112	5,464	1,125	97,454
Time deposits, over $250,000	13,238	13,560	1,327	1,183	29,308
Total time deposits	$86,052	$126,318	$36,354	$5,140	$253,864
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$496,486	—%	$378,868	—%
Interest-bearing transaction	109,786	0.09%	96,503	0.09%
Money markets	689,217	0.85%	478,277	0.54%
Savings	65,613	0.19%	49,207	0.20%
Time deposits	263,021	1.07%	298,883	0.51%
Total deposits	$1,624,123	0.55%	$1,301,738	0.33%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $601.0 million and $623.5 million as of December 31, 2022 and 2021, respectively.
The following table presents the maturities of our time deposits in excess of the insurance limit of $250,000 as of December 31, 2022.

December 31, 2022
(dollars in thousands)

Three months	$5,713
Over 3 months through 6 months	2,827
Over 6 months through 12 months	24,063
Over 12 months	26,826
Total	$59,429

Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2022 and December 31, 2021, we had borrowing capacity from the FHLB of $99.5 million and $68.4 million, respectively. We had $31.0 million in short-term FHLB borrowings as of December 31, 2022 and $26.0 million as of December 31, 2021. We had no long-term FHLB borrowings as of December 31, 2022 and December 31, 2021. All our outstanding FHLB advances have fixed rates of interest.
The following table sets forth our FHLB borrowings as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(dollars in thousands)

Amount outstanding at end of period	$31,000	$25,950
Weighted average interest rate at end of period	3.43%	0.34%
Maximum month-end balance	$35,000	$25,950
Average balance outstanding during the period	$25,264	$30,636
Weighted average interest rate during the period	1.15%	0.47%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of December 31, 2022 and December 31, 2021, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of December 31, 2022 was $0.
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
On October 26, 2022, the Company issued $40.0 million of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events.
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
As of December 31, 2022, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to be well capitalized to which the Company and the Bank were subject.
The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2022 and December 31, 2021. The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
The Company and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” as of the dates reflected in the table below. As a bank holding company with less than $3 billion in total consolidated assets, Southern States is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, Southern States’ capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to Southern States are for illustrative purposes in the event Southern States were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at December 31, 2022.

	Payments Due as of December 31, 2022
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$215,355	$157,908	$141	$373,404
FHLB advances	21,000	10,000	—	31,000
Subordinated debt borrowings	—	—	86,314	86,314
Short-term borrowings	—	—	(19)	(19)
Total contractual obligations	$236,355	$167,908	$86,436	$490,699
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
The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2022	2021
	(dollars in thousands)

Commitments to extend credit	$550,315	$314,194
Standby letters of credit	5,632	3,434
Total	$555,947	$317,628
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

Our exposure to interest rate risk is managed by ALCO in accordance with policies approved by the Bank’s board of directors. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management also employs methodologies to manage interest rate risk, which include an analysis of the relationships between interest-earning assets and interest-bearing liabilities and an interest rate risk simulation model and shock analyses.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	December 31,
	2022	2021
Change in Interest Rates (Basis Points)
+400	20.45	33.33
+300	15.30	25.10
+200	10.23	16.72
+100	5.20	8.17
-100	(6.04)	(3.79)
-200	(12.88)	(9.39)
-300	(20.44)	(14.61)
-400	(27.53)	(19.17)

Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time. Increases in interest rates have caused consumers to shift their funds to more interest-bearing instruments and to increase the competition for and costs of deposits. Customers movement of bank deposits and into other investment assets or from transaction deposits to higher interest-bearing time deposits, our funding costs have increased. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition. Increases in market interest rates may reduce demand for loans, including residential mortgage loan originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates will depend on the rates of changes in our costs of funds and interest earned on our loans and investments and the shape of the yield curve.
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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2022, included in this Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
The following provides a brief description of accounting standards that have been issued but are not yet adopted that could have a material effect on our consolidated financial statements. Please also refer to the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the respective expected dates of adoption and anticipated effects on our results of operations and financial condition.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non-public business entities, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The impact of adoption on January 1, 2023 was not material.
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
Anniston, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Southern States Bancshares,Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama
March 14, 2023

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$15,260	$6,397
Interest-bearing deposits in banks	90,198	203,537
Federal funds sold	63,041	74,022
Total cash and cash equivalents	168,499	283,956

Securities available for sale, at fair value	155,544	132,172
Securities held to maturity, at amortized cost	19,652	19,672
Other equity securities, at fair value	4,444	9,232
Restricted equity securities, at cost	3,134	2,600
Loans held for sale	1,047	2,400

Loans, net of unearned income	1,587,164	1,250,300
Less allowance for loan losses	20,156	14,844
Loans, net	1,567,008	1,235,456

Premises and equipment, net	27,345	27,044
Accrued interest receivable	6,963	4,170
Bank owned life insurance	29,186	22,201
Annuities	15,478	12,888
Foreclosed assets	2,930	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,226	1,500
Other assets	25,886	9,509

Total assets	$2,045,204	$1,782,592

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$460,977	$541,546
Interest-bearing	1,259,766	1,014,905
Total deposits	1,720,743	1,556,451

Other borrowings	(19)	12,498
FHLB advances	31,000	25,950
Subordinated notes	86,314	—
Accrued interest payable	584	132
Other liabilities	24,863	10,363
Total liabilities	1,863,485	1,605,394

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,706,920 and 9,012,857 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	43,714	45,064
Capital surplus	76,785	80,640
Retained earnings	73,764	49,858
Accumulated other comprehensive (loss) income	(11,048)	2,113
Unvested restricted stock	(477)	(477)
Vested restricted stock units	(1,019)	—

Total stockholders' equity	181,719	177,198

Total liabilities and stockholders' equity	$2,045,204	$1,782,592
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended
	2022	2021
Interest income:
Loans, including fees	$74,936	$54,709
Taxable securities	3,622	1,593
Nontaxable securities	1,253	1,023
Other interest and dividends	3,039	452
Total interest income	82,850	57,777

Interest expense:
Deposits	8,906	4,310
Other borrowings	2,606	554
Total interest expense	11,512	4,864

Net interest income	71,338	52,913
Provision for loan losses	5,605	2,982
Net interest income after provision for loan losses	65,733	49,931

Noninterest income:
Service charges on deposit accounts	1,863	1,528
Swap fees	49	931
SBA/USDA fees	646	3,968
Mortgage origination fees	815	1,465
Net loss on securities	(632)	(57)
Other operating income	5,936	2,968
Total noninterest income	8,677	10,803

Noninterest expenses:
Salaries and employee benefits	24,597	21,667
Equipment and occupancy expenses	2,918	3,640
Data processing fees	2,444	2,128
Regulatory assessments	925	952
Other operating expenses	8,730	8,048
Total noninterest expenses	39,614	36,435

Income before income taxes	34,796	24,299

Income tax expense	7,725	5,732

Net income	$27,071	$18,567

Basic earnings per share	$3.08	$2.26

Diluted earnings per share	$3.02	$2.23
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	2022	2021
Net income	$27,071	$18,567

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $4,624 and $426, respectively	(13,161)	(1,214)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $47, respectively	—	133

Other comprehensive loss	(13,161)	(1,081)

Comprehensive income	$13,910	$17,486
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	7,678,195	$38,391	$65,327	$34,183	$3,194	$(439)	$—	$140,656
Net income	—	—		—	—	18,567	—	—	—	18,567
Issuance of common stock - IPO raise	—	—	1,296,429	6,482	18,150	—	—	—	—	24,632
Issuance of common stock - IPO cost	—	—	—	—	(3,674)	—	—	—	—	(3,674)
Issuance of common stock	—	—	8,240	41	124	—	—	—	—	165
Exercise of common stock options	—	—	5,008	25	(25)	—	—	—	—	—
Issuance of restricted stock	—	—	24,985	125	376	—	—	(501)	—	—
Stock-based compensation	—	—	—	—	362	—	—	463	—	825
Common stock dividends paid	—	—	—	—	—	(2,892)	—	—	—	(2,892)
Other comprehensive loss	—	—	—	—	—	—	(1,081)	—	—	(1,081)
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$—	$177,198
Net income	—	—	—	—	—	27,071	—	—	—	27,071
Exercise of common stock options	—	—	15,300	78	144	—	—	—	—	222
Issuance of restricted stock	—	—	24,265	121	379	—	—	(500)	—	—
Vested restricted stock units	—	—	—	179	840	—		—	(1,019)	—
Repurchase of common stock under the stock repurchase program	—	—	(345,502)	(1,728)	(5,630)	—	—	—	—	(7,358)
Stock-based compensation	—	—	—	—	412	—	—	500	—	912
Common stock dividends paid	—	—	—	—	—	(3,165)	—	—	—	(3,165)
Other comprehensive loss	—	—	—	—	—	—	(13,161)	—	—	(13,161)
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)	$(1,019)	$181,719

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	2022	2021
OPERATING ACTIVITIES
Net income	$27,071	$18,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	1,252	1,888
Net loss on securities	632	57
Net amortization of securities	905	957
Amortization of core deposit intangible	274	264
Provision for loan losses	5,605	2,982
Deferred income taxes	(2,696)	(973)
Loss on sale of foreclosed assets	—	207
Loss on sale of premises, equipment and software	1,047	—
Stock-based compensation	912	825
Net decrease in loans held for sale	1,353	3,296
Income from bank owned life insurance	(624)	(497)
(Increase) decrease in interest receivable	(2,793)	73
Increase (decrease) in interest payable	452	(146)
Net other operating activities	5,476	2,203

Net cash provided by operating activities	38,866	29,703

INVESTING ACTIVITIES
Purchase of securities available for sale	(51,797)	(67,887)
Purchase of other equity securities	—	(9,000)
Proceeds from sale of securities available for sale	—	15,759
Proceeds from sale of other equity securities	4,311	4,995
Proceeds from maturities, calls, and paydowns of securities available for sale	9,599	11,601
Net (purchase) redemption of restricted equity securities	(534)	624
Purchase of annuities	(2,622)	—
Purchase of bank owned life insurance	(7,021)	—
Net increase in loans	(337,157)	(220,282)
Proceeds from sale of foreclosed assets	—	7,187
Proceeds from bank owned life insurance	660	755
Purchase of premises, equipment and software	(2,600)	(4,507)

Net cash used in investing activities	(387,161)	(260,755)

FINANCING ACTIVITIES
Net increase in deposits	164,292	416,790
Net proceeds from issuance of common stock in connection with IPO	—	20,958
Proceeds from issuance of common stock	222	165
Repurchase of common stock	(7,358)	—
Net proceeds (repayment) of FHLB advances	5,050	(4,920)
Net (repayment) proceeds of note payable	(12,517)	4,500
Net proceeds (repayment) of subordinated notes	86,314	(4,500)
Common stock dividends paid	(3,165)	(2,892)

Net cash provided by financing activities	232,838	430,101

Net (decrease) increase in cash and cash equivalents	(115,457)	199,049

Cash and cash equivalents at beginning of year	283,956	84,907

Cash and cash equivalents at end of year	$168,499	$283,956

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$11,060	$5,010
Income taxes	$9,516	$7,082

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$100
Transfer of state and municipal available for sale securities to held to maturity securities	$—	$19,684
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at December 31, 2022 and December 31, 2021.

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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at December 31, 2022.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in December 2022. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of December 31, 2022 and based on that evaluation there was no impairment.
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
The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the estimated market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units and stock grants.
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
In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The guidance will apply to most financial assets measured at amortized cost and certain other instruments including loans, debt securities held to maturity, net investments in leases and off-balance sheet credit exposures. The guidance will replace the current incurred loss accounting model that delays recognition of a loss until it is probable a loss has been incurred with an expected loss model that reflects expected credit losses based upon a broader range of estimates including consideration of past events, current conditions and supportable forecasts. The guidance also eliminates the current accounting model for purchased credit impaired loans and debt securities, which will require re-measurement of the related allowance at each reporting period. The guidance includes enhanced disclosure requirements intended to help financial statement users better understand estimates and judgement used in estimating credit losses. As originally issued, ASU 2016-13 was effective for financial statements issued for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with institutions required to apply the changes through a cumulative-effect adjustment to their retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. On October 16, 2019, the FASB approved a delay in the implementation of ASU 2016-13 by two years for non-public business entities and SEC filers that qualify as smaller reporting companies, including the Company. Management has been in the process of developing a revised model to calculate the allowance for loan and leases losses upon implementation of ASU 2016-13 in order to determine the impact on the Company’s consolidated financial statements and, at this time, expects to recognize a one-time cumulative effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. The magnitude of any such one-time adjustments is not yet known but is not anticipated to be material.
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

SOUTHERN STATES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2.    EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options issued and the vesting of restricted stock units, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock units.

	For the Years Ended
	2022	2021
Basic Earnings Per Share:
Net Income	$27,071	$18,567
Weighted average common shares outstanding	8,774,860	8,198,188
Basic earnings per share	$3.08	$2.26
Diluted Earnings Per Share:
Net income allocated to common shareholders	$27,053	$18,538
Weighted average common shares outstanding	8,774,860	8,198,188
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	174,809	118,348
Average shares and dilutive potential common shares	8,949,669	8,316,536
Dilutive earnings per share	$3.02	$2.23

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES

The amortized cost and fair value of securities at December 31, 2022 and December 31, 2021 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$7,820	$22	$(20)	$7,822
U.S. Government Sponsored Enterprises (GSEs)	9,228	68	(103)	9,193
State and municipal securities	54,236	2,611	(66)	56,781
Corporate debt securities	10,530	289	(35)	10,784
Asset based securities	10,380	116	(24)	10,472
Mortgage-backed GSE residential/multifamily and non-GSE	37,123	185	(188)	37,120
Total securities available for sale	$129,317	$3,291	$(436)	$132,172

Securities Held to Maturity
State and municipal securities	19,672	364	(126)	19,910
Total securities held to maturity	$19,672	$364	$(126)	$19,910
Total securities	$148,989	$3,655	$(562)	$152,082
Securities with a carrying value of $32,222 and $46,263 at December 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of December 31, 2022 and December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$—	$—	$302	$302
Due from one year to five years	8,338	7,818	2,766	2,790
Due after five to ten years	24,468	22,047	26,475	26,764
Due after ten years	61,776	55,396	62,651	65,196
Mortgage-backed securities	75,892	70,283	37,123	37,120
Total securities available for sale	$170,474	$155,544	$129,317	$132,172

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	5,310	4,255	1,100	1,115
Due after ten years	14,342	11,110	18,572	18,795
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,652	$15,365	$19,672	$19,910
Total securities	$190,126	$170,909	$148,989	$152,082
Gains and losses on sales and change in value of securities available for sale and other securities held at fair value for the years ended December 31, 2022 and December 31, 2021 consist of the following:

	Years Ended December 31,
	2022	2021
Gross gains	$331	$862
Gross losses	(963)	(919)
Net realized losses	$(632)	$(57)

Restricted equity securities as of December 31, 2022 and December 31, 2021 consist of the following:

	December 31,
	2022	2021
Federal Home Loan Bank stock	$2,209	$1,675
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$3,134	$2,600

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$(119)	$1,873	$(1,061)	$6,711	$(1,180)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(221)	1,788	(221)
State and municipal securities	(2,561)	26,504	(3,818)	19,012	(6,379)
Corporate debt securities	(507)	8,497	(392)	3,130	(899)
Asset based securities	(178)	6,497	(564)	6,840	(742)
Mortgage-backed GSE residential/multifamily and non-GSE	(3,598)	52,260	(2,014)	16,107	(5,612)
Total securities available for sale	$(6,963)	$95,631	$(8,070)	$53,588	$(15,033)

Securities Held to Maturity
State and municipal securities	(2,072)	8,153	(2,215)	7,211	(4,287)
Total securities held to maturity	$(2,072)	$8,153	$(2,215)	$7,211	$(4,287)
Total securities	$(9,035)	$103,784	$(10,285)	$60,799	$(19,320)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2021
Securities Available for Sale
U.S. Treasury securities	$(20)	$5,347	$—	$—	$(20)
U.S. Government Sponsored Enterprises (GSEs)	(57)	1,946	(46)	1,899	(103)
State and municipal securities	(66)	6,270	—	—	(66)
Corporate debt securities	(35)	2,995	—	—	(35)
Asset based securities	(21)	2,842	(3)	879	(24)
Mortgage-backed GSE residential/multifamily and non-GSE	(158)	16,226	(30)	2,749	(188)
Total securities available for sale	$(357)	$35,626	$(79)	$5,527	$(436)

Securities Held to Maturity
State and municipal securities	(126)	6,450	—	—	(126)
Total securities held to maturity	$(126)	$6,450	$—	$—	$(126)
Total securities	$(483)	$42,076	$(79)	$5,527	$(562)
The unrealized losses on 224 securities at December 31, 2022 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Other-Than-Temporary Impairment
The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Factors included in the evaluation process may include geographic concentrations, credit ratings, and other performance indicators of the underlying asset. As of December 31, 2022 and December 31, 2021, no securities within the Company’s investment securities portfolio was considered other-than-temporarily impaired.
NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$255,736	16.1%	$174,480	13.9%
Residential	167,891	10.5%	147,490	11.8%
Commercial	904,872	56.8%	716,541	57.1%
Commercial and industrial	256,553	16.1%	206,897	16.5%
Consumer and other	7,655	0.5%	8,709	0.7%
Gross Loans	1,592,707	100.0%	1,254,117	100.0%
Deferred loan fees	(5,543)		(3,817)
Allowance for loan losses	(20,156)		(14,844)
Loans, net	$1,567,008		$1,235,456
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
In light of the U.S. and global economic crisis brought about by the COVID-19 pandemic, the Company has prioritized assisting its clients through this troubled time. The CARES Act provides for Paycheck Protection Plan (PPP) loans to be made by banks to employers with less than 500 employees if they continue to employ their existing workers. As of December 31, 2022, the Company does not have any loans outstanding under the PPP program. As of December 31, 2021, the Company had 36 loans outstanding for a total amount of $9,203 under the PPP program. At December 31, 2022, PPP loan origination fees recorded as an adjustment to loan yield for the year ended was $298. These PPP loans are included within the commercial and industrial loan category in the table above.
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of December 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of December 31, 2022
Real estate mortgages:
Construction and development	$251,130	$4,539	$67	$—	$255,736
Residential	165,388	1,787	716	—	167,891
Commercial	883,082	18,532	3,258	—	904,872
Commercial and industrial	247,948	8,322	283	—	256,553
Consumer and other	7,604	28	23	—	7,655
Total	$1,555,152	$33,208	$4,347	$—	$1,592,707

As of December 31, 2021
Real estate mortgages:
Construction and development	$168,751	$388	$5,341	$—	$174,480
Residential	142,782	3,554	1,154	—	147,490
Commercial	691,863	16,371	8,307	—	716,541
Commercial and industrial	203,630	2,960	73	234	206,897
Consumer and other	8,682	21	6	—	8,709
Total	$1,215,708	$23,294	$14,881	$234	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans as of December 31, 2022 and December 31, 2021:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual	Total
As of December 31, 2022
Real estate mortgages:
Construction and development	$255,575	$—	$94	$—	$94	$67	$255,736
Residential	167,108	147	72	—	219	564	167,891
Commercial	900,895	2,634	65	—	2,699	1,278	904,872
Commercial and industrial	254,824	1,379	38	—	1,417	312	256,553
Consumer and other	7,570	62	—	—	62	23	7,655
Total	$1,585,972	$4,222	$269	$—	$4,491	$2,244	$1,592,707

As of December 31, 2021
Real estate mortgages:
Construction and development	$173,027	$62	$746	$299	$1,107	$346	$174,480
Residential	146,871	129	128	195	452	167	147,490
Commercial	714,092	1,775	—	—	1,775	674	716,541
Commercial and industrial	206,027	99	486	—	585	285	206,897
Consumer and other	8,673	30	—	—	30	6	8,709
Total	$1,248,690	$2,095	$1,360	$494	$3,949	$1,478	$1,254,117

Allowance for Loans Losses
The following tables detail activity in the allowance for loan losses by portfolio segment as of December 31, 2022 and December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	2,912	2,750	(57)	5,605
Loans charged off	(73)	(479)	(26)	(578)
Recoveries of loans previously charged off	50	205	30	285
Ending balance at December 31, 2022	$14,443	$5,642	$71	$20,156

Ending balance - individually evaluated for impairment	$258	$248	$8	$514
Ending balance - collectively evaluated for impairment	14,148	5,394	63	19,605
Ending balance - loans acquired with deteriorated credit quality	37	—	—	37
Total ending balance at December 31, 2022	$14,443	$5,642	$71	$20,156

Loans:
Ending balance - individually evaluated for impairment	$8,652	$313	$34	$8,999
Ending balance - collectively evaluated for impairment	1,318,705	256,240	7,621	1,582,566
Ending balance - loans acquired with deteriorated credit quality	1,142	—	—	1,142
Total ending balance at December 31, 2022	$1,328,499	$256,553	$7,655	$1,592,707

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2020	$8,057	$3,609	$193	$11,859
Provision (credit) for loan losses	3,516	(458)	(76)	2,982
Loans charged off	(44)	—	(2)	(46)
Recoveries of loans previously charged off	25	15	9	49
Ending balance at December 31, 2021	$11,554	$3,166	$124	$14,844

Ending balance - individually evaluated for impairment	$340	$292	$3	$635
Ending balance - collectively evaluated for impairment	11,145	2,874	121	14,140
Ending balance - loans acquired with deteriorated credit quality	69	—	—	69
Total ending balance at December 31, 2021	$11,554	$3,166	$124	$14,844

Loans:
Ending balance - individually evaluated for impairment	$14,742	$307	$26	$15,075
Ending balance - collectively evaluated for impairment	1,022,497	206,590	8,683	1,237,770
Ending balance - loans acquired with deteriorated credit quality	1,272	—	—	1,272
Total ending balance at December 31, 2021	$1,038,511	$206,897	$8,709	$1,254,117

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Impaired Loans
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of December 31, 2022 and December 31, 2021.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$372	$372	$—	$397	$21
Residential	1,129	1,129	—	1,169	59
Commercial	7,323	7,323	—	7,282	622
Commercial and industrial	36	36	—	42	3
Consumer and other	18	18	—	24	1
Total with no related allowance recorded	8,878	8,878	—	8,914	706

With an allowance recorded:
Real estate mortgages:
Construction and development	92	92	39	95	$6
Residential	255	326	90	265	12
Commercial	623	623	166	630	21
Commercial and industrial	277	277	248	298	14
Consumer and other	16	16	8	16	1
Total with an allowance recorded	1,263	1,334	551	1,304	54
Total impaired loans	$10,141	$10,212	$551	$10,218	$760

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2021
With no related allowance recorded:
Real estate mortgages:
Construction and development	$5,258	$5,258	$—	$5,261	$205
Residential	1,081	1,081	—	1,090	90
Commercial	7,992	7,992	—	7,993	440
Commercial and industrial	22	22	—	25	3
Consumer and other	15	15	—	16	1
Total with no related allowance recorded	14,368	14,368	—	14,385	$739

With an allowance recorded:
Real estate mortgages:
Construction and development	370	370	148	370	$10
Residential	633	704	125	636	27
Commercial	680	680	136	682	32
Commercial and industrial	285	285	292	289	18
Consumer and other	11	11	3	11	1
Total with an allowance recorded	1,979	2,050	704	1,988	88
Total impaired loans:	$16,347	$16,418	$704	$16,373	$827
Troubled Debt Restructurings
As of December 31, 2022, and 2021, impaired loans included $2,124 and $2,012, respectively, in loans that were classified as Troubled Debt Restructurings (TDRs). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.
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
As of December 31, 2022, and 2021, the Company had $1,292 and $1,072, respectively, in loans considered restructured that are not on nonaccrual status. Of the nonaccrual loans at December 31, 2022 and 2021, $832 and $940, respectively, met the criteria for a TDR. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Troubled Debt Restructurings (Continued)
Recorded investment prior to modification reflects the Company’s recorded investment immediately before the modification. Recorded investment after modification represents the Company’s recorded investment at the end of the year. The following table summarizes the loans that were modified as a TDR during the years ended December 31, 2022 and 2021.

	Troubled Debt Restructurings
		Recorded	Recorded
		Investment	Investment	Impact on the
	Number	Prior to	After	Allowance for
	of Loans	Modification	Modification	Loan Losses
December 31, 2022
Real estate mortgages:
Construction and development	—	$—	$—	$—
Residential	2	170	164	—
Commercial	1	359	352	116
Commercial and industrial	1	11	11	—
Consumer and other	—	—	—	—
Total	4	$540	$527	$116

December 31, 2021
Real estate mortgages:
Construction and development	2	$189	$178	$63
Residential	1	3	—	—
Commercial	2	537	510	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	5	$729	$688	$63

The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status subsequent to the modification or has been transferred to foreclosed assets. As of December 31, 2022, no loans modified in a TDR during the twelve months, subsequently defaulted. As of December 31, 2021, three loans modified in a TDR during the twelve months, subsequently defaulted.

NOTE 5.    FORECLOSED ASSETS
A summary of foreclosed assets is presented as follows:

	December 31,
	2022	2021
Balance, beginning of year	$2,930	$10,224
Acquired through settlement of loans	—	100
Sales proceeds	—	(7,187)
Net loss on sales of foreclosed assets	—	(207)
Balance, end of year	$2,930	$2,930

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    FORECLOSED ASSETS (Continued)

Net expenses related to foreclosed assets include the following:

	December 31,
	2022	2021
Net loss on sales of foreclosed assets	$—	$207
Operating expenses, net of rental income	(148)	(366)
Net expense	$(148)	$(159)

The carrying amount of other real estate owned categorized as residential real estate at December 31, 2022 and 2021 was $60.

NOTE 6.    PREMISES AND EQUIPMENT
Premises and equipment is summarized as follows:

	December 31,
	2022	2021
Land and land improvements	$8,720	$8,169
Building	23,090	22,604
Furniture and equipment	5,163	4,785
	36,973	35,558
Accumulated depreciation	(9,628)	(8,514)
Total premises and equipment	$27,345	$27,044

NOTE 7.    LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2028 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Future minimum lease payments, as of December 31, 2022, on the leases described above, excluding any renewal options, are summarized as follows:

2023	$248
2024	142
2025	81
2026	84
2027	86
Thereafter	7
Total	$648

Rental expense included in the consolidated statements of income for the years ended December 31, 2022 and 2021 is $252 and $488, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 7.    LEASES (Continued)
The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as operating or financing. Operating leases with terms greater than one year are included in right-of-use assets and lease liabilities on the Company's consolidated balance sheets. Agreements with both lease and non-lease components are accounted for as a single lease component, with only the lease component capitalized. Operating right-of-use assets and lease liabilities are included on the balance sheet in premises and equipment and other liabilities, respectively, and are recognized at the commencement date based on the present value of lease payments over the term using the interest rate implicit in the contract, when available, or the Company's incremental collateralized borrowing rate with similar terms.
The table below summarizes information related to the Company's operating leases as of and for the year ended December 31, 2022:

Operating lease right-of-use assets	$561
Operating lease liabilities	$563
Weighted average remaining operating lease term (in years)	2.5
Weighted average operating lease discount rate	4.5%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2022, were as follows:

2023	$220
2024	137
2025	81
2026	84
2027	86
Thereafter	7
Total Lease Payments	615
Less: Interest	(52)
Operating Lease Liability	$563

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8 .    DEPOSITS

Major classifications of deposits are as follows:

	December 31,
	2022	2021
Noninterest-bearing transaction	$460,977	$541,546
Interest-bearing transaction	837,127	704,326
Savings	49,235	56,715
Time deposits, $250,000 and under	307,145	224,556
Time deposits, over $250,000	66,259	29,308
Total	$1,720,743	$1,556,451

Brokered deposits totaled $110,503 at December 31, 2022 and $34,110 at December 31, 2021. The scheduled maturities of time deposits at December 31, 2022 are as follows:

2023	$215,355
2024	142,012
2025	12,910
2026	893
2027	2,093
Thereafter	141
Total	$373,404
At December 31, 2022 and December 31, 2021, overdrawn transaction accounts reclassified to loans totaled $137 and $208, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.    BORROWINGS
Borrowings consist of the following:

	December 31,
	2022	2021
Short-term variable $25.0 million line of credit with interest due quarterly at the WSJ Prime Rate, maturity August 2024.	$(19)	$12,498

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2024 and interest rates ranging from 0.31% to 4.57%.	31,000	25,950

Subordinated notes with interest due quarterly at an initial fixed rate of 3.5% until February 7, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points through maturity on February 7, 2032.	47,097	—

Subordinated notes with interest due quarterly at an initial fixed rate of 7.0% until October 26, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points through maturity on October 26, 2032.	39,217	—
	$117,295	$38,448

Contractual maturities of other borrowings as of December 31, 2022 are as follows:

2023	$21,000
2024	9,981
2025	—
2026	—
2027	—
Thereafter	86,314
Total	$117,295

The short-term variable $25.0 million line of credit from First Horizon Bank is collateralized by 100% of the capital stock of the Bank.
Advances from the Federal Home Loan Bank of Atlanta are secured by a blanket floating lien on qualifying commercial mortgages of $90,978, residential mortgages of $34,166, and on qualifying home equity lines of credit of $5,393. At December 31, 2022, the Company had $31,000 in outstanding advances and approximately $99,537 was available for borrowing on lines with the FHLB.
At December 31, 2022, the Company has accommodations which allow the purchase of federal funds from several correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid in less than a month. At December 31, 2022 and 2021, the Company had $0 outstanding under these arrangements. The Company may borrow up to $87,200 under these arrangements as of December 31, 2022.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.    BORROWINGS (Continued)
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
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2022, the remaining balance of the debt issuance cost was $903. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $810 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2022, the remaining balance of the debt issuance cost was $783. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company has posted cash collateral of $8,950. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the year ended December 31, 2022, were $47 and $3, respectively.

December 31, 2022				December 31, 2021
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$73,631	Other Assets	$8,870	Interest Rate Products	$77,534	Other Assets	$1,784
Interest Rate Products	73,631	Other Liabilities	(8,882)	Interest Rate Products	77,534	Other Liabilities	(1,843)
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
As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,018. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $9,018, less the required collateral of $8,950.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS
Incentive Stock Compensation
The Company maintains the 2017 Incentive Stock Compensation Plan which allows for the grants to directors and employees of incentive and nonqualified stock options depending on the eligibility of the recipient. In addition, it allows for the grants of restricted stock and restricted stock units. The grants, including the terms of the award, are determined by the Compensation Committee, and approved by the Board of Directors. As of December 31, 2022, there are 310,860 equity units available to be granted.

Incentive Stock Options
Pertinent information related to the options is as follows:

	Number	Weighted Average Exercise Price
Year Ended December 31, 2022
Options outstanding, beginning of year	501,492	$15.37
Granted	32,067	20.61
Exercised	(15,300)	14.43
Forfeited	—	—
Options outstanding, end of year	518,259	$15.72
Weighted average remaining contractual life		5.72 years

Exercisable, end of year	405,125	$14.66

Year Ended December 31, 2021
Options outstanding, beginning of year	480,478	$14.95
Granted	33,294	20.03
Exercised	(10,000)	10.00
Forfeited	(2,280)	20.10
Options outstanding, end of year	501,492	$15.37
Weighted average remaining contractual life		6.46 years

Exercisable, end of year	327,526	$13.79

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Incentive Stock Options (Continued)
Exercisable options at December 31, 2022 were as follows:

Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(dollars in thousands)

$10.00	115,000	$10.00	3.06	$2,179
14.00	28,000	14.00	4.30	419
14.00	9,000	14.00	4.63	135
14.00	5,000	14.00	4.97	75
14.50	67,200	14.50	5.06	971
14.50	10,500	14.50	5.38	152
14.50	6,400	14.50	5.92	92
16.00	75,392	16.00	6.07	976
22.75	9,000	22.75	6.80	56
20.10	41,034	20.10	7.07	363
20.10	19,501	20.10	7.12	173
14.98	4,000	14.98	7.77	56
18.34	4,000	18.34	7.98	42
20.03	11,098	20.03	8.12	99
	405,125	$14.66	5.12	$5,788

During 2021 and 2022, there were no vested stock options exchanged in a cashless exercise.
For the years ended December 31, 2022 and 2021, the Company recognized $412 and $362, respectively, in stock-based compensation expense related to stock option awards. As of December 31, 2022 and 2021, there is $513 and $587, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.51 years.
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
The following weighted average assumptions were used in the calculations for 2022 and 2021 as follows:

	December 31,
	2022	2021
Dividend yield	1.75%	2.50%
Weighted average volatility	77.33%	65.43%
Expected life in years	6.50 years	6.50 years
Risk-free interest rate	1.93%	0.81%
Weighted average grant-date fair value	$12.47	$9.77

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock
The Company awarded 24,265 shares of restricted stock during 2022 and 24,985 in 2021. The restriction is based upon continuous service and the shares will vest equally over three to five years. Nonvested restricted stock consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2022
Nonvested, beginning of year	39,314	$19.50
Granted	24,265	20.61
Forfeited	—	—
Vested	(24,284)	19.71
Nonvested, end of year	39,295	$20.05

Year Ended December 31, 2021
Nonvested, beginning of year	39,169	$17.80
Granted	24,985	20.03
Forfeited	—	—
Vested	(24,840)	17.36
Nonvested, end of year	39,314	$19.50

As of December 31, 2022, there was $477 of unrecognized compensation cost related to nonvested restricted stock awards. Expense for restricted stock awards of $500 and $463 was recorded for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units
On December 21, 2022, the Company amended the 2017 Incentive Stock Compensation Plan to allow for the grant of restricted stock units. The Company awarded 107,144 units of restricted stock during 2022. The restriction is based upon continuous service until retirement and the units will vest over three years. Nonvested restricted stock units consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2022
Nonvested, beginning of year	—	$—
Granted	107,144	28.52
Vested	(35,715)	28.52
Nonvested, end of year	71,429	$28.52

As of December 31, 2022, there was $2,283 of unrecognized compensation cost related to nonvested restricted stock units. Expense for restricted stock units of $773 was recorded for the year ended December 31, 2022.

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
The Company has recorded a liability as of December 31, 2022 and 2021, amounting to $4,399 and $3,578, respectively, for the present value of the future benefits to be paid under the SERP, which is recorded in other liabilities on the consolidated balance sheets. Expense related to the SERP totaled $821 and $589 for the years ended December 31, 2022 and 2021, respectively.

Bank Owned Life Insurance
Investments in bank owned life insurance programs are recorded at their respective cash surrender values. The cash surrender value and net interest earned on the related policies amounted to $29,186 and $624, respectively, as of and for the year ended December 31, 2022 and $22,201 and $497, respectively, as of and for the year ended December 31, 2021.

NOTE 12.    INCOME TAXES
Income tax expense consists of the following:

	Years Ended December 31,
	2022	2021

Current	$10,421	$6,705
Deferred	(2,696)	(973)
Income tax expense	$7,725	$5,732

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences as of December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021

Income tax expense at federal statutory rate	$7,307	$5,102
State income tax	1,268	879
Tax exempt income	(253)	(210)
Investment tax credit	(675)	—
Other	78	(39)
Income tax expense	$7,725	$5,732

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    INCOME TAXES (Continued)
The components of deferred income taxes are as follows:

	December 31,
	2022	2021

Deferred income tax assets:
Loan loss reserves	$5,268	$3,812
Pre-opening and organization expenses	—	15
Deferred compensation	1,269	1,055
Intangible assets created from asset purchase	28	34
Loans purchased at a premium	34	68
Restricted stock	248	40
Deferred origination fees	1,348	795
Net loss on fair market adjustments	130	—
Unrealized loss on securities available for sale	3,882	—
	12,207	5,819
Deferred income tax liabilities:
Loans purchased at a discount	96	136
Depreciation	239	325
Intangible assets created from stock purchase	321	393
Investment tax credit	142	—
Other	27	161
Unrealized gain on securities available for sale	—	743
	825	1,758

Net deferred income tax asset	$11,382	$4,061
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
NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)
Loan Commitments (Continued)
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2022	2021
Commitments to extend credit	$550,315	$314,194
Standby letters of credit	5,632	3,434
Total	$555,947	$317,628
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the twelve months ended December 31, 2022 and December 31, 2021.
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
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $51,855 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $25,928.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 15.    STOCKHOLDERS’ EQUITY

As of December 31, 2022, the Company had 8,706,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2021, the Company had 9,012,857 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 16.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2022, approximately $51,951 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to an institution-specific capital buffer, which must exceed 2.50% to avoid limitations on distributions and discretionary bonus payments. Management believes, as of December 31, 2022 and December 31, 2021, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2022, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.5% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 16.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021

Tier 1 capital (to average assets)
Company	$156,723	9.74%	$64,376	4.00%	$—	—
Bank	$168,027	10.44%	$64,376	4.00%	$80,470	5.00%

CET 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$106,019	7.00%	$—	—
Bank	$168,027	11.09%	$106,019	7.00%	$98,446	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$156,723	10.35%	$128,737	8.50%	$—	—
Bank	$168,027	11.09%	$128,737	8.50%	$121,164	8.00%

Total capital (to risk-weighted assets)
Company	$171,567	11.33%	$159,028	10.50%	$—	—
Bank	$182,871	12.07%	$159,028	10.50%	$151,455	10.00%

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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 is as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
U.S. Treasury securities	$8,584	$—	$8,584	$—
U.S. Government Sponsored Enterprises (GSEs)	1,788	—	1,788	—
State and municipal securities	49,925	—	49,925	—
Corporate debt securities	11,627	—	11,627	—
Asset based securities	13,337	—	13,337	—
Mortgage-backed GSE residential/multifamily and non-GSE	70,283	—	70,283	—
Other equity securities	4,444	3,674	—	770
Interest Rate Products - asset	8,870	—	8,870	—
Interest Rate Products - liabilities	(8,882)	—	(8,882)	—

December 31, 2021
U.S. Treasury securities	$7,822	$—	$7,822	$—
U.S. Government Sponsored Enterprises (GSEs)	9,193	—	9,193	—
State and municipal securities	56,781	—	56,781	—
Corporate debt securities	10,784	—	10,784	—
Asset based securities	10,472	—	10,472	—
Mortgage-backed GSE residential/multifamily and non-GSE	37,120	—	37,120	—
Other equity securities	9,232	4,985	—	4,247
Interest Rate Products - asset	1,784	—	1,784	—
Interest Rate Products - liabilities	(1,843)	—	(1,843)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and December 31, 2021:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Impaired loans	$1,020	$—	$—	$1,020
Foreclosed assets	2,930	—	—	2,930
Totals	$3,950	$—	$—	$3,950

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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $10,141 and $16,347 with a specific valuation allowance of $551 and $704 at December 31, 2022 and December 31, 2021, respectively. Of the $10,141 and $16,347 impaired loan portfolio, $1,571 and $8,422 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at December 31, 2022 and December 31, 2021, respectively. The remaining $8,570 and $7,925 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at December 31, 2022 and December 31, 2021, respectively. Charge offs and changes in specific valuation allowances at December 31, 2022 and December 31, 2021 on impaired loans carried at fair value resulted in additional provision for loan losses of $215 and $40, respectively.
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

Quantitative Disclosures for Level 3 Fair Value Measurements
The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2022 and 2021 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	December 31,
	2022	2021

Carrying value, beginning of period	$4,247	$—
Purchases	—	4,000
Reinvestments	150	98
Redemptions	(3,306)	—
Net realized gains	(321)	149
Carrying value, end of period	$770	$4,247

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$770	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$4,247	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$1,020	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$168,499	$168,499	$—	$—
Securities available for sale	155,544	—	155,544	—
Other equity securities	4,444	3,674	—	770
Loans held for sale	1,047	—	1,047	—
Trading assets	8,870	—	8,870	—
Loans, net	1,567,008	—	1,529,646	1,020
Bank owned life insurance	29,186	—	29,186	—
Annuities	15,478	—	15,478	—
Accrued interest receivable	6,963	—	6,963	—
Restricted equity securities	3,134	—	—	3,134

Financial liabilities:
Deposits	$1,720,743	$—	$1,714,249	$—
Trading liabilities	8,882	—	8,882	—
FHLB advances	31,000	—	30,788	—
Other borrowings	(19)	—	(19)	—
Subordinated notes	86,314	—	86,314	—
Accrued interest payable	584	—	584	—

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
NOTE 19. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheets of Southern States Bancshares, Inc. as of December 31, 2022 and 2021, and the condensed statements of income and cash flows for the years then ended.

CONDENSED BALANCE SHEET	December 31, 2022	December 31, 2021
Assets:
Cash	$19,405	$399
Investment in subsidiary	247,856	188,503
Other assets	1,529	794
Total assets	268,790	189,696

Liabilities and stockholders’ equity:
Other borrowings	$(19)	$12,498
Subordinated debt	86,314	—
Other liabilities	776	—
Total liabilities	87,071	12,498

Stockholders’ equity	181,719	177,198

Total liabilities and stockholders’ equity	$268,790	$189,696

CONDENSED STATEMENTS OF INCOME	For the Years Ended
	2022	2021
Income
Dividend income from subsidiary	$3,167	$2,826
Dividend income from equity securities	136	—
	3,303	2,826
Expense
Interest expense	2,315	412
Other	2,258	1,054
	4,573	1,466
(Loss) income before income tax benefits and equity in undistributed earnings of subsidiary	(1,270)	1,360

Income tax benefits	827	294

(Loss) income before equity in undistributed earnings of subsidiary	(443)	1,654

Equity in undistributed earnings of subsidiary	27,514	16,913

Net income	$27,071	$18,567

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 19.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended
	2022	2021
OPERATING ACTIVITIES
Net income	$27,071	$18,567
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(27,514)	(16,913)
Stock-based compensation	912	825
(Decrease) increase in accrued interest payable	3	(27)
Net other operating income (expenses)	275	(85)
Net cash provided by operating activities	747	2,367

INVESTING ACTIVITIES
Investment in equity securities	(237)	(360)

Net cash used in investing activities	(237)	(360)

FINANCING ACTIVITIES
Net (repayment) proceeds of note payable	(12,517)	4,500
Net proceeds (repayment) of subordinated notes	86,314	(4,500)
Issuance of common stock	222	21,123
Purchase of common stock	(7,358)	—
Capital contribution to subsidiary	(45,000)	(20,000)
Common stock dividends paid	(3,165)	(2,892)
Net cash provided by (used in) financing activities	18,496	(1,769)

Net increase in cash	19,006	238

Cash at beginning of year	399	161

Cash at end of year	$19,405	$399
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
Deposits from related parties held by the Company at December 31, 2022 and 2021 totaled $10,586 and $8,678, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 20.    RELATED PARTY TRANSACTIONS (Continued)

Changes in related party loans for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Balance, beginning of year	$7,323	$8,041
Advances	625	2,176
Repayments	(2,257)	(2,894)
Balance, end of year	$5,691	$7,323

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
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment management determined that we maintained effective internal control over financial reporting as of the end of the period covered by this report.

Mauldin & Jenkins, LLC, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2022 and 2021, included in this Report. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of Mauldin & Jenkins, LLC on our internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

Equity Compensation Plan Information
The following table shows information about our common stock that may be issued under the 2017 Incentive Stock Compensation Plan, as amended (the “Incentive Plan”) as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (3)

Equity compensation plans approved by the security holders	664,698	$18.04	310,860
Equity compensation plans not approved by the security holders	—	—	—
Total	664,698	$18.04	310,860

(1) This column reflects the maximum number of shares of common stock that may be issued under outstanding and unvested options, restricted stock and restricted stock units at December 31, 2022.
(2) This column reflects the weighted-average exercise price of outstanding options granted under the Incentive Plan as of December 31, 2022.
(3) This column reflects the total number of shares of common stock remaining available for issuance under the Incentive Plan.

The Incentive Plan is the only plan under which our equity securities are authorized for issuance. The Incentive Plan was approved by our shareholder prior to our initial public offering. Please read Note 11 to our consolidated financial statements, entitled "Employee and Director Benefits" for a description of the Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following consolidated financial statements are incorporated by reference from "Item 8. Financial Statements and Supplementary Data":

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements

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

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on March 18, 2022, file number 001-40727).
4.2
Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

4.3
Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

4.4
Form of 3.50% Fixed-to-Floating Rate Subordinated Note due February 7, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.1 to the Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on February 8, 2027, file number 001-40727).

4.5
Form of Indenture for Senior Indebtedness (incorporated by reference to Exhibit 4.7 to Southern States Bancshares, Inc.'s Registration Statement on Form S-3 filed with the SEC on October 7, 2022, file number 333-267772).

4.6
Form of Indenture for Subordinated Indebtedness (incorporated by reference to Exhibit 4.8 to Southern States Bancshares, Inc.'s Registration Statement on Form S-3 filed with the SEC on October 7, 2022, file number 333-267772).

4.7
Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

4.8
Form of 7.00% Fixed-to-Floating Rate Subordinated Note due October 26, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.7 hereto) (incorporated by reference to Exhibit 4.2 to the Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.1#
 Loan Agreement, dated August  20, 2019, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Revolving Credit Note (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.2#
First Amendment to Loan Agreement, dated November 6, 2020, between Southern States Bancshares, Inc. and First Horizon Bank, and related Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, file number 001-4027).

10.3#
Second Amendment to Loan Agreement, dated July 20, 2022, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Second Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, file number 001-4027).

10.4†
2017 Incentive Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.5*†	Amendment No. 1 to the 2017 Incentive Stock Compensation Plan.
10.6*†	Southern States Bancshares, Inc. Executive Deferred Restricted Stock Unit Plan.
10.7†
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.8
Form of Option Award Agreement (incorporated by reference to Exhibit 10.4 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.9*†	Form of Restricted Stock Unit Award Agreement.
10.10†
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

10.16†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Lynn Joyce and Southern States Bank (incorporated by reference to Exhibit 10.11 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.17†
Employment Agreement, dated March 24, 2010, by and between James W. Swift and Southern States Bank (incorporated by reference to Exhibit 10.12 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.18†
First Amendment to Employment Agreement, dated April 13, 2021, by and between James W. Swift and the Company (incorporated by reference to Exhibit 10.13 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.19†
Employment Agreement, dated March 24, 2010, by and between Greg Smith and Southern States Bank (incorporated by reference to Exhibit 10.14 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.20†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Greg Smith and the Company (incorporated by reference to Exhibit 10.15 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.21
Registration Rights Agreement, dated as of December 28, 2016, by and among Southern States Bancshares, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.16 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.22
Stock Purchase Agreement by and among Southern States Bancshares, Inc. and the purchasers identified on the signature pages thereto, dated as of December 27, 2016 (incorporated by reference to Exhibit 10.17 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.23#
Form of Subordinated Note Purchase Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on From 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.24
Form of Registration Rights Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.25#
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.26
Form of Registration Rights Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

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

SOUTHERN STATES BANCSHARES, INC.

Date: March 14, 2023	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 14, 2023	By:	/s/ Stephen W. Whatley
Stephen W. Whatley
Chairman and Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 14, 2023	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2023	By:	/s/ Mark Chambers
Mark Chambers
President and Director

Date: March 14, 2023	By:	/s/ Lewis Beavers
Lewis Beavers
Director

Date: March 14, 2023	By:	/s/ Daniel A. Cummings
Daniel A. Cummings
Director

Date: March 14, 2023	By:	/s/ Alfred Hayes, Jr.
Alfred Hayes, Jr.
Director

Date: March 14, 2023	By:	/s/ Jonathan W. Hinton
Jonathan W. Hinton
Director

Date: March 14, 2023	By:	/s/ Brent David Hitson
Brent David Hitson
Director

Date: March 14, 2023	By:	/s/ Brian Stacy Holmes
Brian Stacy Holmes
Director

Date: March 14, 2023	By:	/s/ Christine Hunsaker
Christine Hunsaker
Director

Date: March 14, 2023	By:	/s/ Cynthia S. McCarty
Cynthia S. McCarty
Director

Date: March 14, 2023	By:	/s/ Jay Florey Pumroy
Jay Florey Pumroy
Director

Date: March 14, 2023	By:	/s/ J. Henry Smith, IV
J. Henry Smith, IV
Director

Date: March 14, 2023	By:	/s/ Henry A. Turner
Henry A. Turner
Director