Form 10-Q
period 2023-03-31
Southern States Bancshares, Inc.
filed 2023-05-15
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2023, the registrant had 8,731,427 shares of common stock, $5 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$17,245	$15,260
Interest-bearing deposits in banks	99,541	90,198
Federal funds sold	76,010	63,041
Total cash and cash equivalents	192,796	168,499

Securities available for sale, at fair value ($176,856 amortized cost, $0 allowance for credit losses)	163,550	155,544
Securities held to maturity, at amortized cost	19,647	19,652
Other equity securities, at fair value	3,806	4,444
Restricted equity securities, at cost	3,862	3,134
Loans held for sale	2,376	1,047

Loans, net of unearned income	1,645,315	1,587,164
Less allowance for credit losses	19,855	20,156
Loans, net	1,625,460	1,567,008

Premises and equipment, net	27,098	27,345
Accrued interest receivable	7,077	6,963
Bank owned life insurance	29,350	29,186
Annuities	15,489	15,478
Foreclosed assets	2,930	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,144	1,226
Other assets	24,175	25,886

Total assets	$2,135,622	$2,045,204

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$433,833	$460,977
Interest-bearing	1,355,658	1,259,766
Total deposits	1,789,491	1,720,743

Other borrowings	(16)	(19)
FHLB advances	45,000	31,000
Subordinated notes	86,388	86,314
Accrued interest payable	844	584
Other liabilities	24,252	24,863
Total liabilities	1,945,959	1,863,485

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,723,763 and 8,706,920 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	43,798	43,714
Capital surplus	77,053	76,785
Retained earnings	80,642	73,764
Accumulated other comprehensive (loss)	(9,846)	(11,048)
Unvested restricted stock	(965)	(477)
Vested restricted stock units	(1,019)	(1,019)

Total stockholders' equity	189,663	181,719

Total liabilities and stockholders' equity	$2,135,622	$2,045,204
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Interest income:
Loans, including fees	$25,335	$14,766
Taxable securities	1,383	619
Nontaxable securities	291	299
Other interest and dividends	1,690	188
Total interest income	28,699	15,872

Interest expense:
Deposits	7,768	873
Other borrowings	1,385	345
Total interest expense	9,153	1,218

Net interest income	19,546	14,654
Provision for credit losses	1,181	700
Net interest income after provision for credit losses	18,365	13,954

Noninterest income:
Service charges on deposit accounts	450	445
Swap (expense) fees	(4)	15
SBA/USDA fees	134	388
Mortgage origination fees	100	286
Net gain (loss) on securities	514	(361)
Other operating income	592	560
Total noninterest income	1,786	1,333

Noninterest expenses:
Salaries and employee benefits	6,311	5,725
Equipment and occupancy expenses	683	705
Data processing fees	593	564
Regulatory assessments	342	263
Other operating expenses	2,229	2,033
Total noninterest expenses	10,158	9,290

Income before income taxes	9,993	5,997

Income tax expense	2,322	1,440

Net income	$7,671	$4,557

Basic earnings per share	$0.87	$0.51

Diluted earnings per share	$0.85	$0.50
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$7,671	$4,557

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of $(419) and $2,062, respectively	1,193	(5,868)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $3 and $0, respectively	9	—

Other comprehensive income (loss)	1,202	(5,868)

Comprehensive income (loss)	$8,873	$(1,311)

See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)	$(1,019)	$181,719
Net income	—	—	—	—	—	7,671	—	—	—	7,671
Exercise of common stock options	—	—	20,000	100	100	—	—	—	—	200
Issuance of restricted stock	—	—	20,843	104	519	—	—	(623)	—	—
Repurchase of common stock under the stock repurchase program	—	—	(24,000)	(120)	(455)	—	—	—	—	(575)
Stock-based compensation	—	—	—	—	104	—	—	135	—	239
Common stock dividends	—	—	—	—	—	(793)	—	—	—	(793)
Other comprehensive income	—	—	—	—	—	—	1,202	—	—	1,202
Balance, March 31, 2023	—	$—	8,723,763	$43,798	$77,053	$80,642	$(9,846)	$(965)	$(1,019)	$189,663
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$7,671	$4,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	294	289
Net (gain) loss on securities	(514)	361
Net amortization of securities	195	227
Amortization of core deposit intangible	82	66
Provision for credit losses	1,181	700
Deferred income taxes	24	—
Stock-based compensation	239	245
Net increase in loans held for sale	(1,329)	(109)
Income from bank owned life insurance	(164)	(122)
Increase in interest receivable	(114)	(257)
Increase (decrease) in interest payable	260	(25)
Net other operating activities	1,114	3,907

Net cash provided by operating activities	8,939	9,839

INVESTING ACTIVITIES
Purchase of securities available for sale	(19,234)	(30,000)
Proceeds from sale of securities available for sale	10,532	—
Proceeds from sale of other equity securities	703	—
Proceeds from maturities, calls, and paydowns of securities available for sale	2,108	2,927
Net purchase of restricted equity securities	(728)	(225)
Purchase of bank owned life insurance	—	(7,021)
Purchase of annuities	—	(2,622)
Net increase in loans	(59,633)	(59,822)
Purchase of premises, equipment and software	(47)	(1,309)

Net cash used in investing activities	(66,299)	(98,072)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	68,748	(14,612)
Proceeds from issuance of common stock	200	—
Repurchase of common stock	(575)	(6,132)
Net proceeds of other borrowings	14,000	—
Net proceeds (repayment) of note payable	3	(12,498)
Net proceeds of subordinated notes	74	47,154
Common stock dividends paid	(793)	(811)

Net cash provided by financing activities	81,657	13,101

Net increase (decrease) in cash and cash equivalents	24,297	(75,132)

Cash and cash equivalents at beginning of year	168,499	283,956

Cash and cash equivalents at end of year	$192,796	$208,824

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$8,894	$1,243
Income taxes	$—	$74
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets, financial instruments, deferred taxes and investment securities. In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral.
The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at March 31, 2023 and December 31, 2022.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of March 31, 2023, the Company had $19,647 of held to maturity securities and no related valuation account.
For available for sale debt securities in an unrealized loss position, the Company will first assess whether (i) it intends to sell or (ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax. Adjustments to the allowance are reported in the income statement as a component of credit loss expense. Available for sale debt securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by the Company or when either of the aforementioned criteria regarding intent or requirement to sell is met.
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for credit losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan, using the straight-line method without anticipating prepayments.
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
Certain Purchased Loans
Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for credit losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The purchased impaired loans acquired are subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings.
Allowance for Credit Losses
As described below under Recent Accounting Pronouncements, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2023.
For loans the allowance for credit losses is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses (Continued)
Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow, probability of default / loss given default, or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.
The estimated credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: changes in lending policies and quality of loan reviews, changes in nature and volume of loans, changes in volume and trends of problem loans, changes in concentration risk, trends in underlying collateral values, changes in competition, legal and regulatory environment and changes in economic conditions.
Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Specific allowances are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At March 31, 2023, $1.3 million in allowance for credit losses has been recognized on off-balance sheet financial instruments.
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

Troubled Debt Restructurings (Continued)
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding foreclosed assets and subsequent write-downs to the value are expensed. Any gains and losses realized at the time of disposal are reflected in income.
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at March 31, 2023.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in March 2023. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the COVID-19 virus and the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of March 31, 2023 and based on that evaluation there was no impairment.
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
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, off-balance sheet credit exposures, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available for sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company adopted ASU 2016-13 on January 1, 2023 with no material impact on the consolidated financial statements. The Company has not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old methodology and is not comparable to the information presented for 2023. The Company did not have an aggregate effect of modification resulting from adoption of ASU 2016-13.
In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The ASU was effective for non-public business entities for fiscal years beginning after December 15, 2021. Early adoption was permitted. The ASU was applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-02 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
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

SOUTHERN STATES BANCSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 2.    EARNINGS PER SHARE (Continued)

	For the Three Months Ended March 31,
	2023	2022
Basic Earnings Per Share:
Net Income	$7,671	$4,557
Weighted average common shares outstanding	8,762,450	8,935,384
Basic earnings per share	$0.87	$0.51
Diluted Earnings Per Share:
Net income allocated to common shareholders	$7,664	$4,549
Weighted average common shares outstanding	8,762,450	8,935,384
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	282,040	129,980
Average shares and dilutive potential common shares	9,044,490	9,065,364
Dilutive earnings per share	$0.85	$0.50
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,753	$—	$(995)	$8,758
U.S. Government Sponsored Enterprises (GSEs)	2,882	53	(214)	2,721
State and municipal securities	45,474	—	(5,029)	40,445
Corporate debt securities	12,524	—	(1,007)	11,517
Asset based securities	21,644	5	(728)	20,921
Mortgage-backed GSE residential/multifamily and non-GSE	84,579	24	(5,415)	79,188
Total securities available for sale	$176,856	$82	$(13,388)	$163,550

Securities Held to Maturity
State and municipal securities	19,647	—	(3,528)	16,119
Total securities held to maturity	$19,647	$—	$(3,528)	$16,119
Total securities	$196,503	$82	$(16,916)	$179,669

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
Securities with a carrying value of $33,253 and $32,222 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	8,116	7,640	8,338	7,818
Due after five to ten years	25,119	22,934	24,468	22,047
Due after ten years	59,042	53,788	61,776	55,396
Mortgage-backed securities	84,579	79,188	75,892	70,283
Total securities available for sale	$176,856	$163,550	$170,474	$155,544

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	5,689	4,776	5,310	4,255
Due after ten years	13,958	11,343	14,342	11,110
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,647	$16,119	$19,652	$15,365
Total securities	$196,503	$179,669	$190,126	$170,909

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3.    SECURITIES (Continued)
Restricted equity securities as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
Federal Home Loan Bank stock	$2,937	$2,209
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$3,862	$3,134
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
March 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(995)	$8,758	$(995)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(214)	1,672	(214)
State and municipal securities	(48)	627	(4,981)	39,817	(5,029)
Corporate debt securities	(358)	5,396	(649)	6,122	(1,007)
Asset based securities	(167)	10,599	(561)	9,681	(728)
Mortgage-backed GSE residential/multifamily and non-GSE	(726)	28,953	(4,689)	47,171	(5,415)
Total securities available for sale	$(1,299)	$45,575	$(12,089)	$113,221	$(13,388)

Securities Held to Maturity
State and municipal securities	—	—	(3,528)	16,119	(3,528)
Total securities held to maturity	$—	$—	$(3,528)	$16,119	$(3,528)
Total securities	$(1,299)	$45,575	$(15,617)	$129,340	$(16,916)

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
The unrealized losses on 228 securities at March 31, 2023 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at March 31, 2023.
At March 31, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at March 31, 2023. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(in thousands, except percentages)
Real estate mortgages:
Construction and development	$227,560	13.8%	$255,736	16.1%
Residential	196,923	11.9%	167,891	10.5%
Commercial	948,251	57.5%	904,872	56.8%
Commercial and industrial	270,825	16.4%	256,553	16.1%
Consumer and other	7,370	0.4%	7,655	0.5%
Gross Loans	1,650,929	100.0%	1,592,707	100.0%
Deferred loan fees	(5,614)		(5,543)
Allowance for credit losses	(19,855)		(20,156)
Loans, net	$1,625,460		$1,567,008
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of March 31, 2023 and December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of March 31, 2023
Real estate mortgages:
Construction and development	$222,962	$4,533	$65	$—	$227,560
Residential	194,766	1,282	875	—	196,923
Commercial	930,583	10,757	6,911	—	948,251
Commercial and industrial	255,861	9,005	5,959	—	270,825
Consumer and other	7,339	30	1	—	7,370
Total	$1,611,511	$25,607	$13,811	$—	$1,650,929

As of December 31, 2022
Real estate mortgages:
Construction and development	$251,130	$4,539	$67	$—	$255,736
Residential	165,388	1,787	716	—	167,891
Commercial	883,082	18,532	3,258	—	904,872
Commercial and industrial	247,948	8,322	283	—	256,553
Consumer and other	7,604	28	23	—	7,655
Total	$1,555,152	$33,208	$4,347	$—	$1,592,707

Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. There were no significant loans classified as collateral dependent as of March 31, 2023.

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of March 31, 2023 and December 31, 2022:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ALL	Nonaccrual without ALL	Total
As of March 31, 2023
Real estate mortgages:
Construction and development	$226,636	$860	$—	$—	$860	$—	$64	$227,560
Residential	196,378	278	—	—	278	27	240	196,923
Commercial	945,628	241	1,119	—	1,360	346	917	948,251
Commercial and industrial	270,603	171	—	—	171	21	30	270,825
Consumer and other	7,369	—	—	—	—	—	1	7,370
Total	$1,646,614	$1,550	$1,119	$—	$2,669	$394	$1,252	$1,650,929

As of December 31, 2022
Real estate mortgages:
Construction and development	$255,575	$—	$94	$—	$94	$—	$67	$255,736
Residential	167,108	147	72	—	219	30	534	167,891
Commercial	900,895	2,634	65	—	2,699	351	927	904,872
Commercial and industrial	254,824	1,379	38	—	1,417	277	35	256,553
Consumer and other	7,570	62	—	—	62	16	7	7,655
Total	$1,585,972	$4,222	$269	$—	$4,491	$674	$1,570	$1,592,707

The Company recognized $11 and $24 of interest income on nonaccrual loans during the three months ended March 31, 2023, and March 31, 2022, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of March 31, 2023 and March 31, 2022. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. The Company did not have an aggregate effect of modification resulting from adoption of ASU 2016-13. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	2,348	(1,208)	41	1,181
Loans charged off	—	(218)	(6)	(224)
Recoveries of loans previously charged off	11	14	2	27
Ending balance at March 31, 2023	$15,638	$4,110	$107	$19,855

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loan Losses - Incurred Loss Methodology

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

We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1.3 million at March 31, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans - Incurred Loss Methodology
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our impaired loans, by portfolio class as of December 31, 2022.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
December 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$372	$372	$—	$397
Residential	1,129	1,129	—	1,169
Commercial	7,323	7,323	—	7,282
Commercial and industrial	36	36	—	42
Consumer and other	18	18	—	24
Total with no related allowance recorded	8,878	8,878	—	8,914

With an allowance recorded:
Real estate mortgages:
Construction and development	92	92	39	95
Residential	255	326	90	265
Commercial	623	623	166	630
Commercial and industrial	277	277	248	298
Consumer and other	16	16	8	16
Total with an allowance recorded	1,263	1,334	551	1,304
Total impaired loans	$10,141	$10,212	$551	$10,218

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans - Incurred Loss Methodology
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class as of the three months ended March 31, 2022.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$4,810	$4,813	$55
Residential	1,477	1,485	21
Commercial	7,891	7,922	115
Commercial and industrial	14	17	—
Consumer and other	22	23	—
Total with no related allowance recorded	14,214	14,260	191

With an allowance recorded:
Real estate mortgages:
Construction and development	234	236	3
Residential	362	364	4
Commercial	2,404	2,406	9
Commercial and industrial	269	276	6
Consumer and other	—	—	—
Total with an allowance recorded	3,269	3,282	22
Total impaired loans	$17,483	$17,542	$213
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	March 31, 2023	December 31, 2022
Noninterest-bearing transaction	$433,833	$460,977
Interest-bearing transaction	877,166	837,127
Savings	47,742	49,235
Time deposits, $250,000 and under	366,271	307,145
Time deposits, over $250,000	64,479	66,259
	$1,789,491	$1,720,743

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $144,983 at March 31, 2023 and $110,503 at December 31, 2022. The scheduled maturities of time deposits at March 31, 2023 are as follows:

April 1, 2023 to March 31, 2024	$289,612
April 1, 2024 to March 31, 2025	120,673
April 1, 2025 to March 31, 2026	12,751
April 1, 2026 to March 31, 2027	732
April 1, 2027 to March 31, 2028	6,953
Thereafter	29
$430,750
At March 31, 2023 and December 31, 2022, overdrawn transaction accounts reclassified to loans totaled $99 and $137, respectively.
NOTE 6.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2023, the remaining balance of the debt issuance cost was $848. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2023, the remaining balance of the debt issuance cost was $764. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company has posted cash collateral of $7,610. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the three months ended March 31, 2023, were $(4) and $0, respectively.

March 31, 2023				December 31, 2022
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$74,501	Other Assets	$7,325	Interest Rate Products	$73,631	Other Assets	$8,870
Interest Rate Products	74,501	Other Liabilities	(7,340)	Interest Rate Products	73,631	Other Liabilities	(8,882)
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
As of March 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,501. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $7,501, less the required collateral of $7,610.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	March 31, 2023	December 31, 2022
Commitments to extend credit	$569,484	$550,315
Standby letters of credit	3,431	5,632
Total	$572,915	$555,947
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2023 and March 31, 2022.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $53,638 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $26,819.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of March 31, 2023, the Company had 8,723,763 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2022, the Company had 8,706,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2023, approximately $60,784 of retained earnings was available for dividend declaration without regulatory approval.
The Bank is also subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
As of March 31, 2023, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of March 31, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of March 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2023

Tier 1 capital (to average assets)
Company	$181,503	8.89%	$81,668	4.00%	$—	—
Bank	$248,852	12.19%	$81,668	4.00%	$102,086	5.00%

CET 1 capital (to risk-weighted assets)
Company	$181,503	9.00%	$141,208	7.00%	$—	—
Bank	$248,852	12.34%	$141,208	7.00%	$131,122	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$181,503	9.00%	$171,467	8.50%	$—	—
Bank	$248,852	12.34%	$171,467	8.50%	$161,381	8.00%

Total capital (to risk-weighted assets)
Company	$290,643	14.41%	$211,813	10.50%	$—	—
Bank	$269,992	13.38%	$211,813	10.50%	$201,726	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
U.S. Treasury securities	$8,758	$—	$8,758	$—
U.S. Government Sponsored Enterprises (GSEs)	2,721	—	2,721	—
State and municipal securities	40,445	—	40,445	—
Corporate debt securities	11,517	—	11,517	—
Asset based securities	20,921	—	20,921	—
Mortgage-backed GSE residential/multifamily and non-GSE	79,188	—	79,188	—
Other equity securities	3,806	3,709	—	97
Interest Rate Products - asset	7,325	—	7,325	—
Interest Rate Products - liabilities	(7,340)	—	(7,340)	—

December 31, 2022
U.S. Treasury securities	$8,584	$—	$8,584	$—
U.S. Government Sponsored Enterprises (GSEs)	1,788	—	1,788	—
State and municipal securities	49,925	—	49,925	—
Corporate debt securities	11,627	—	11,627	—
Asset based securities	13,337	—	13,337	—
Mortgage-backed GSE residential/multifamily and non-GSE	70,283	—	70,283	—
Other equity securities	4,444	3,674	—	770
Interest Rate Products - asset	8,870	—	8,870	—
Interest Rate Products - liabilities	(8,882)	—	(8,882)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Impaired loans	$14,645	$—	$—	$14,645
Foreclosed assets	2,930	—	—	2,930
Totals	$17,575	$—	$—	$17,575

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $23,338 and $10,141 with a specific valuation allowance of $532 and $551 at March 31, 2023 and December 31, 2022, respectively. Of the $23,338 and $10,141 impaired loan portfolio, $15,177 and $1,571 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at March 31, 2023 and December 31, 2022, respectively. The remaining $8,161 and $8,570 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at March 31, 2023 and December 31, 2022, respectively. Charge offs and changes in specific valuation allowances at March 31, 2023 and December 31, 2022 on impaired loans carried at fair value resulted in additional provision for credit losses of $230 and $215, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
For Level 3 assets measured at fair value on a recurring basis as of March 31, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$97	Discounted cash flow	Discount rate (%)	N/A

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2022, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Recurring:
Other equity securities	$770	Discounted cash flow	Discount rate (%)	N/A
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$14,645	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,930	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,796	$192,796	$—	$—
Securities available for sale	163,550	—	163,550	—
Other equity securities	3,806	3,709	—	97
Loans held for sale	2,376	—	2,376	—
Trading assets	7,325	—	7,325	—
Loans, net	1,625,460	—	1,583,848	14,645
Bank owned life insurance	29,350	—	29,350	—
Annuities	15,489	—	15,489	—
Accrued interest receivable	7,077	—	7,077	—
Restricted equity securities	3,862	—	—	3,862

Financial liabilities:
Deposits	$1,789,491	$—	$1,785,185	$—
Trading liabilities	7,340	—	7,340	—
FHLB advances	45,000	—	44,902	—
Other borrowings	(16)	—	(16)	—
Subordinated notes	86,388	—	86,388	—
Accrued interest payable	844	—	844	—

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments (Continued)

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$168,499	$168,499	$—	$—
Securities available for sale	155,544	—	155,544	—
Other equity securities	4,444	3,674	—	770
Loans held for sale	1,047	—	1,047	—
Trading assets	8,870	—	8,870	—
Loans, net	1,530,666	—	1,529,646	1,020
Bank owned life insurance	29,186	—	29,186	—
Annuities	15,478	—	15,478	—
Accrued interest receivable	6,963	—	6,963	—
Restricted equity securities	3,134	—	—	3,134

Financial liabilities:
Deposits	$1,720,743	$—	$1,714,249	$—
Trading liabilities	8,882	—	8,882	—
FHLB advances	30,788	—	30,788	—
Other borrowings	(19)	—	(19)	—
Subordinated notes	86,314	—	86,314	—
Accrued interest payable	584	—	584	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2022 and December 31, 2021, included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly-owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from thirteen offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full service community banking institution, which offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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

Recent Developments
On February 16, 2022, we announced that our board of directors approved a share repurchase program (the “Program”) that authorizes us to repurchase up to $10.0 million of our common stock. The Program was in effect until December 31, 2022. On February 15, 2023, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2023. Additional information for the Program as of March 31, 2023, is included herein under “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and the Use of Proceeds”.
On May 1, 2023, we announced the appointment of Mark Chambers as Chief Executive Officer. He succeeded retiring Chief Executive Officer and founder Stephen Whatley. The changes were effective April 28, 2023. Mr. Whatley also retired from his positions as Chairman of the Company’s Board of Directors and Chairman of the Bank’s Board of Directors. His successor on each Board is J. Henry Smith, IV, who previously served as Lead Director.

Overview of First Quarter 2023 Results
Net income was $7.7 million for the quarter ended March 31, 2023, compared to $10.6 million for the quarter ended December 31, 2022 and $4.6 million for the quarter ended March 31, 2022. Significant measures in the first quarter included:

•Annualized return on average assets (“ROAA”) was 1.51% for the three months ended March 31, 2023, compared to 2.11% for the three months ended December 31, 2022 and 1.03% for the three months ended March 31, 2022.

•Annualized return on average equity (“ROAE”) was 16.67% for the three months ended March 31, 2023, compared to 23.77% for the three months ended December 31, 2022 and 10.43% for the three months ended March 31, 2022.

•Earnings per common share was $0.87 for the three months ended March 31, 2023, compared to $1.22 for the three months ended December 31, 2022 and $0.51 for the three months ended March 31, 2022.

•Net interest margin of 4.07% for the first quarter of 2023, compared to 4.38% for the fourth quarter of 2022 and 3.53% for the first quarter of 2022.

•Net interest income was $19.5 million for the three months ended March 31, 2023, a decrease of $1.3 million, or 6.4%, from $20.9 million for the three months ended December 31, 2022 and an increase of $4.9 million, or 33.4%, from $14.7 million for the three months ended March 31, 2022.

•Loans, net of unearned income, were $1.6 billion as of March 31, 2023, a $58.2 million, or 3.7%, increase compared to December 31, 2022.

•Deposits were $1.8 billion as of March 31, 2023, a $68.7 million, or 4.0%, increase compared to December 31, 2022.

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
Asset Quality
We monitor the quality of our assets based upon factors including level and severity of deterioration in borrower cash flows and asset quality. Problem assets are assessed and reported as delinquent, classified, nonperforming, nonaccrual or troubled debt restructurings. We also monitor credit concentrations. We manage the allowance for credit losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.
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

Results of Operations for the Three Months Ended March 31, 2023 and 2022
We had net income of $7.7 million for the three months ended March 31, 2023, compared to net income of $4.6 million for the three months ended March 31, 2022, an increase of $3.1 million, or 68.3%. The increased net income was substantially the result of an increase in net interest margin and growth.
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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of unearned income(1)	$1,609,564	$25,335	6.38%	$1,278,413	$14,766	4.68%
Taxable securities	139,516	1,383	4.02%	106,820	619	2.35%
Nontaxable securities	52,832	291	2.24%	54,863	299	2.21%
Other interest-earnings assets	146,045	1,690	4.69%	244,202	188	0.31%
Total interest-earning assets	$1,947,957	$28,699	5.97%	$1,684,298	$15,872	3.82%
Allowance for credit losses	(20,493)			(15,041)
Noninterest-earning assets	129,541			117,758
Total Assets	$2,057,005			$1,787,015

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	93,951	20	0.08%	110,983	26	0.09%
Savings and money market accounts	806,001	5,040	2.54%	675,504	591	0.36%
Time deposits	400,680	2,708	2.74%	237,411	256	0.44%
FHLB advances	18,578	159	3.47%	25,950	22	0.34%
Other borrowings	86,323	1,226	5.76%	32,924	323	3.98%
Total interest-bearing liabilities	$1,405,533	$9,153	2.64%	$1,082,772	$1,218	0.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$438,735			$514,456
Other liabilities	26,098			12,543
Total noninterest-bearing liabilities	$464,833			$526,999
Stockholders’ Equity	186,639			177,244
Total Liabilities and Stockholders’ Equity	$2,057,005			$1,787,015

Net interest income		$19,546			$14,654
Net interest spread(2)			3.33%			3.36%
Net interest margin(3)			4.07%			3.53%
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

	Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Gross loans, net of unearned income	$5,188	$5,381	$10,569
Taxable securities	324	440	764
Nontaxable securities	(12)	4	(8)
Other interest-earning assets	(1,136)	2,638	1,502
Total increase in interest income	$4,364	$8,463	$12,827

Interest-bearing liabilities:
Interest-bearing transaction accounts	(3)	(3)	(6)
Savings and money market accounts	816	3,633	4,449
Time deposits	1,103	1,349	2,452
FHLB advances	(63)	200	137
Other borrowings	759	144	903
Total increase in interest expense	$2,612	$5,323	$7,935
Increase in net interest income	$1,752	$3,140	$4,892
Net interest income for the three months ended March 31, 2023 was $19.5 million compared to $14.7 million for the three months ended March 31, 2022, an increase of $4.9 million, or 33.4%. The increase in net interest income was comprised of a $12.8 million, or 80.8%, increase in interest income, partially offset by a $7.9 million, or 651.5%, increase in interest expense. The growth in interest income was primarily attributable to a $331.2 million, or 25.9%, increase in average gross loans outstanding as of March 31, 2023, compared to March 31, 2022. The increase in average gross loans outstanding was due to organic growth. The $7.9 million increase in interest expense for the quarter ended March 31, 2023 was substantially related to a 2.18% increase in the rate paid on interest-bearing liabilities plus an increase of $322.8 million, or 29.8%, in average interest-bearing liabilities as of March 31, 2023 compared to March 31, 2022. The increase in average interest-bearing liabilities from March 31, 2022 to March 31, 2023 was due to organic growth. For the three months ended March 31, 2023, net interest margin and net interest spread were 4.07% and 3.33%, respectively, compared to 3.53% and 3.36%, respectively, for the same period in 2022.
Provision for Credit Losses
The provision for credit losses for the three months ended March 31, 2023 was $1.2 million compared to $700,000 for the three months ended March 31, 2022. The provision was recorded primarily based on growth as well as current economic factors. In the three months ended March 31, 2023, there were net charge offs of $197,000. In the three months ended March 31, 2022, there were net charge offs of $52,000.
The allowance for credit losses as a percentage of gross loans was 1.20% and 1.18% at March 31, 2023 and 2022, respectively. The allowance for credit losses as a percentage of gross loans, without including PPP loans, was 1.20% and 1.18% at March 31, 2023 and 2022, respectively.

Noninterest Income
Noninterest income for the three months ended March 31, 2023 was $1.8 million compared to $1.3 million for the three months ended March 31, 2022, an increase of $453,000, or 34.0%. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$450	$445	$5
Swap fees	(4)	15	(19)
SBA/USDA fees	134	388	(254)
Bank card services and interchange fees	375	413	(38)
Mortgage banking activities	100	286	(186)
Net gain (loss) on securities	514	(361)	875
Other operating income(1)	217	147	70
Total noninterest income	$1,786	$1,333	$453
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $5,000, or 1.1%, to $450,000 for the three months ended March 31, 2023 from $445,000 for the three months ended March 31, 2022. The increase was primarily attributed to an increase in insufficient funds fees based on volume, net of fees received from cash intensive businesses that were not collected during the first quarter of 2023. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $19,000, or 126.7%, to a net expense of $4,000 for the three months ended March 31, 2023 from $15,000 for the three months ended March 31, 2022. The Bank did not participate in interest rate swaps during the first quarter of 2022 but did realize a small net fair value adjustment as expense during the fist quarter of 2023.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $254,000, or 65.5%, to $134,000 for the three months ended March 31, 2023, from $388,000 for the three months ended March 31, 2022. The decrease was primarily due to additional gains on the sales of loans during the first quarter of 2022 compared to the first quarter of 2023.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $38,000, or 9.2%, to $375,000 for the three months ended March 31, 2023, from $413,000 for the three months ended March 31, 2022. The decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the first quarter of 2023. The sale of branches during October 2022 resulted in a reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $186,000, or 65.0%, to $100,000 for the three months ended March 31, 2023 from $286,000 for the three months ended March 31, 2022. This decrease was the result of decreased volumes in the secondary market due to a change in the rate environment.
Net gain on securities was $514,000 for the three months ended March 31, 2023 substantially as a result of market adjustments on equity securities during the quarter. Net loss on securities was $361,000 for the three months ended March 31, 2022 as a result of market adjustments on equity securities.

Other income and fees increased $70,000, or 47.6%, to $217,000 for the three months ended March 31, 2023 from $147,000 for the three months ended March 31, 2022. This increase was primarily a result of increased cash surrender value on BOLI and the Bank receiving rental income from a tenant during the first quarter of 2023 that was not available for rent in the first quarter of 2022.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2023 was $10.2 million compared to $9.3 million for the three months ended March 31, 2022, an increase of $868,000, or 9.3%, which primarily resulted from increases in salaries and employee benefits and other operating expenses.
The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,311	$5,725	$586
Equipment and occupancy expenses	683	705	(22)
Professional services	499	465	34
Data processing fees	593	564	29
Other real estate income	(49)	(21)	(28)
Other operating expenses(1)	2,121	1,852	269
Total noninterest expense	$10,158	$9,290	$868
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, and fraud and forgery losses.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $586,000, or 10.2%, from $5.7 million for the quarter ended March 31, 2022 to $6.3 million for the quarter ended March 31, 2023. The increase was primarily attributable to an increase in salaries and benefits as a result of various equity, retirement and incentive plans.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended March 31, 2023 was $683,000 compared to $705,000 for the three months ended March 31, 2022, a decrease of $22,000, or 3.1%. The decrease was primarily attributable to a reduction in costs associated with contracts, leasing and repair/maintenance, primarily as a result of the sale of branches during October 2022.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $34,000, or 7.3%, to $499,000 for the three months ended March 31, 2023 compared to $465,000 for the three months ended March 31, 2022. This increase was primarily the result of general increases, which was partially offset by a decrease in servicing expense on SBA/USDA loan sales.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $29,000, or 5.1%, to $593,000 for the three months ended March 31, 2023 compared to $564,000 for the three months ended March 31, 2022. The increase was primarily the result of additional software and general increases.
Other real estate income increased $28,000, or 133.3%, to a net income of $49,000 for the three months ended March 31, 2023, from a net income of $21,000 for the three months ended March 31, 2022. This increase was the result of higher net OREO rental income during the three months ended March 31, 2023 on one of our properties, coupled with lower OREO expenses on the same property.

Other expenses increased $269,000, or 14.5%, to $2.1 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022. The increase was substantially due to an overall increase in insurance expense as a result of Company growth, an increase in the uninsured deposit program and expense associated with a purchased tax credit.
Financial Condition
Total assets grew $90.4 million, or 4.4%, to $2.1 billion at March 31, 2023 from $2.0 billion at December 31, 2022.
Our loans, net of unearned income, increased $58.2 million, or 3.7%, to $1.6 billion at March 31, 2023 from $1.6 billion at December 31, 2022. Our loans, net of unearned income, grew at an annualized rate of 14.9% for the three months ended March 31, 2023.
Our securities portfolio increased $8.0 million, or 4.6%, to $183.2 million at March 31, 2023, compared to $175.2 million at December 31, 2022.
Cash and cash equivalents grew $24.3 million, or 14.4%, to $192.8 million at March 31, 2023, from $168.5 million at December 31, 2022.
Deposits grew $68.7 million, or 4.0%, to $1.8 billion at March 31, 2023 compared to $1.7 billion at December 31, 2022. The majority of the growth was due to an increase of $95.9 million in interest-bearing account balances, partially offset by a $27.1 million decrease in noninterest-bearing deposits. Included in the increase was $34.5 million in brokered deposits.
Total stockholders’ equity increased $7.9 million, or 4.4%, to $189.7 million at March 31, 2023, compared to $181.7 million at December 31, 2022. The increase was substantially due to strong earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.158% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$227,560	13.8%	$255,736	16.1%
Residential	196,923	11.9%	167,891	10.5%
Commercial	948,251	57.5%	904,872	56.8%
Commercial and industrial	270,825	16.4%	256,553	16.1%
Consumer and other	7,370	0.4%	7,655	0.5%
Gross Loans	1,650,929	100.0%	1,592,707	100.0%
Deferred loan fees	(5,614)		(5,543)
Allowance for credit losses	(19,855)		(20,156)
Loans, net	$1,625,460		$1,567,008
Gross loans increased $58.2 million, or 3.7%, to $1.7 billion as of March 31, 2023 as compared to $1.6 billion as of December 31, 2022. Portfolio segments and classes remained relatively consistent since December 31, 2022.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 83.2% of our gross loans were secured by real property as of March 31, 2023, compared to 83.4% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 57.5% of total gross loans as of March 31, 2023 and represented 56.8% of total gross loans as of December 31, 2022. C&D loans were 13.8% of total gross loans as of March 31, 2023, and represented 16.1% of total gross loans as of December 31, 2022. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 282.8% as of March 31, 2023 and 283.2% as of December 31, 2022. C&D loans represented 84.3% of total risk-based Bank capital as of March 31, 2023 as compared to 98.0% as of December 31, 2022.

The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of March 31, 2023 and December 31, 2022 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans decreased $28.2 million, or 11.0%, to $227.6 million as of March 31, 2023 from $255.7 million as of December 31, 2022. The majority of this decrease was due to a loan reclassification to residential in the Company’s Huntsville, Alabama market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up approximately 54.2% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $18.7 million, or approximately 9.5% of our residential portfolio as of March 31, 2023. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 30.5% of the portfolio. Other residential loans make up the remaining 5.8% of the portfolio.
Residential loans increased $29.0 million, or 17.3%, to $196.9 million as of March 31, 2023 from $167.9 million as of December 31, 2022. The majority of this increase was due to a loan reclassification to residential in the Company’s Huntsville market, along with growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $43.4 million, or 4.8%, to $948.3 million as of March 31, 2023 from $904.9 million as of December 31, 2022. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Birmingham/Huntsville, Alabama and Atlanta, Georgia markets. As of March 31, 2023, the Company’s commercial real estate portfolio was comprised of $466.2 million in non-owner occupied commercial real estate loans and $99.8 million in commercial construction loans.
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
Commercial and industrial loans increased $14.3 million, or 5.6% to $270.8 million as of March 31, 2023 from $256.6 million as of December 31, 2022. The majority of this increase was due to loan growth primarily in the Company’s Columbus, Georgia market.
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
Consumer and other loans (non-real estate loans) decreased $285,000, or 3.7%, to $7.4 million as of March 31, 2023 from $7.7 million as of December 31, 2022.
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
At March 31, 2023 and December 31, 2022 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $109.2 million and $107.9 million, respectively. We sell participations to manage our credit exposures to borrowers. At March 31, 2023 and December 31, 2022, we purchased loan participations totaling $115.9 million and $114.6 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
Allowance for Credit Losses
As described previously under Recent Accounting Pronouncements, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2023.
For loans the allowance for credit losses is based on the Company’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Loans with similar risk characteristics are evaluated in pools and, depending on the nature of each identified pool, the Company utilizes a discounted cash flow, probability of default / loss given default, or remaining life method. The historical loss experience estimate by pool is then adjusted by forecast factors that are quantitatively related to the Company’s historical credit loss experience, such as national unemployment rates and gross domestic product. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by the Company and are dependent on the current economic environment among other factors.

The estimated credit losses for each loan pool are then adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative adjustments either increase or decrease the quantitative model estimation. The Company considers factors that are relevant within the qualitative framework which include the following: changes in lending policies and quality of loan reviews, changes in nature and volume of loans, changes in volume and trends of problem loans, changes in concentration risk, trends in underlying collateral values, changes in competition, legal and regulatory environment and changes in economic conditions.
Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Specific allowances are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At March 31, 2023, $1.3 million in allowance for credit losses was recognized on off-balance sheet financial instruments.
The allowance for credit losses was $19.9 million at March 31, 2023 compared to $20.2 million at December 31, 2022, a decrease of $301,000, or 1.5%. The decrease was partially due to the impact of the adoption of ASC 326. Additional provisions were recorded based on overall growth in loans and current economic factors.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)

Average loans, net of unearned income	$1,609,564	$1,278,413
Loans, net of unearned income	$1,645,315	$1,310,070
Allowance for credit losses at beginning of the period	$20,156	$14,844
Impact of adoption of ASC 326	(1,285)	—
Charge offs:
Construction and development	—	66
Residential	—	—
Commercial	—	—
Commercial and industrial	218	—
Consumer and other	6	6
Total charge offs	224	72
Recoveries:
Construction and development	—	—
Residential	11	17
Commercial	—	—
Commercial and industrial	14	—
Consumer and other	2	3
Total recoveries	27	20
Net charge offs	$197	$52

Provision for credit losses	$1,181	$700
Balance at end of period	$19,855	$15,492
Ratio of allowance to end of period loans	1.21%	1.18%
Ratio of net charge offs to average loans	0.05%	0.02%
Net charge offs for the three months ended March 31, 2023 totaled $197,000, an increase of $145,000 compared to net charge offs of $52,000 for the three months ended March 31, 2022.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	March 31, 2023		March 31, 2022
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,440	13.8%	$2,422	12.6%
Residential	2,097	11.9%	1,051	11.7%
Commercial	8,101	57.5%	6,733	58.3%
Commercial and industrial	4,110	16.4%	5,175	16.7%
Consumer and other	107	0.4%	111	0.7%
Total	$19,855	100.0%	$15,492	100.0%

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
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding other real estate owned and subsequent write-downs to the value are expensed. Any gains and losses realized at the time of disposal are reflected in income.
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at March 31, 2023 consisting substantially of one property, located in Birmingham, Alabama. No loss is anticipated.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased approximately $599,000 from December 31, 2022 to March 31, 2023. The net decrease was primarily attributable to three loans that were returned to accruing status or charged-off.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	March 31,		December 31,
	2023	2022	2022
	(dollars in thousands)

Nonaccrual loans	$1,646	$3,246	$2,245
Past due loans 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	1,646	3,246	2,245
OREO	2,930	2,930	2,930
Total nonperforming assets	$4,576	$6,176	$5,175

Troubled debt restructured loans – nonaccrual(1)	805	904	832
Troubled debt restructured loans – accruing	1,272	1,058	1,292
Total troubled debt restructured loans	$2,077	$1,962	$2,124

Allowance for credit losses	$19,855	$15,492	$20,156
Gross loans outstanding at the end of period	$1,650,929	$1,314,066	$1,592,707
Allowance for credit losses to gross loans	1.20%	1.18%	1.27%
Allowance for credit losses to nonperforming loans	1206.26%	477.26%	897.82%
Nonperforming loans to gross loans	0.10%	0.25%	0.14%
Nonperforming assets to gross loans and OREO	0.28%	0.47%	0.32%

Nonaccrual loans by category:
Real Estate:
Construction and development	$64	$76	$67
Residential	267	510	565
Commercial	1,263	2,388	1,278
Commercial and industrial	51	269	312
Consumer and other	1	3	23
Total	$1,646	$3,246	$2,245
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

The following table summarizes the fair value of the securities portfolio as of March 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023	(dollars in thousands)
Securities Available for Sale
U.S. Treasury securities	$9,753	$—	$(995)	$8,758
U.S. Government Sponsored Enterprises (GSEs)	2,882	53	(214)	2,721
State and municipal securities	45,474	—	(5,029)	40,445
Corporate debt securities	12,524	—	(1,007)	11,517
Asset based securities	21,644	5	(728)	20,921
Mortgage-backed GSE residential/multifamily and non-GSE	84,579	24	(5,415)	79,188
Total securities available for sale	$176,856	$82	$(13,388)	$163,550

Securities Held to Maturity
State and municipal securities	19,647	—	(3,528)	16,119
Total securities held to maturity	$19,647	$—	$(3,528)	$16,119
Total securities	$196,503	$82	$(16,916)	$179,669

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2023, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2023 and December 31, 2022. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
March 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,993	1.33%	$7,760	1.39%	$—	—%	$9,753	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,135	5.56	747	1.54	2,882	4.52
State and municipal securities	—	—	2,089	1.86	2,764	1.99	40,621	1.98	45,474	1.98
Corporate debt securities	—	—	3,020	4.84	9,504	4.94	—	—	12,524	4.92
Asset based securities	—	—	1,014	2.19	2,956	1.71	17,674	5.88	21,644	5.14
Mortgage-backed GSE residential/multifamily and non-GSE	5,757	6.83%	30,869	5.31	7,317	4.61	40,636	3.84	84,579	4.65
Total securities available for sale	$5,757	6.83%	$38,985	4.80%	$32,436	3.51%	$99,678	3.43%	$176,856	3.86%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,689	2.39	13,958	2.37	19,647	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,689	2.39%	$13,958	2.37%	$19,647	2.37%
Total securities	$5,757	6.83%	$38,985	4.80%	$38,125	3.34%	$113,636	3.30%	$196,503	3.71%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,992	1.33%	$7,772	1.39%	$—	—%	$9,764	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,262	4.63	747	1.54	2,009	3.48
State and municipal securities	—	—	2,093	1.86	3,276	2.10	50,835	2.29	56,204	2.26
Corporate debt securities	—	—	3,022	4.84	9,504	4.94	—	—	12,526	4.92
Asset based securities	—	—	1,231	2.16	2,654	1.65	10,194	4.77	14,079	3.96
Mortgage-backed GSE residential/multifamily and non-GSE	5,768	6.53	27,472	4.83	7,455	4.58	35,197	3.37	75,892	4.26
Total securities available for sale	$5,768	6.53%	$35,810	4.37%	$31,923	3.41%	$96,973	2.94%	$170,474	3.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,310	2.38	14,342	2.37	19,652	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,310	2.38%	$14,342	2.37%	$19,652	2.37%
Total securities	$5,768	6.53%	$35,810	4.37%	$37,233	3.27%	$111,315	2.87%	$190,126	3.34%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At March 31, 2023, BOLI totaled $29.4 million compared to $29.2 million at December 31, 2022. The increase represents an increase in the cash surrender value.

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
Total deposits at March 31, 2023 were $1.8 billion, representing an increase of $68.7 million, or 4.0%, compared to $1.7 billion at December 31, 2022. As of March 31, 2023, 24.2% of total deposits were comprised of noninterest-bearing demand accounts, 51.7% of interest-bearing non-maturity accounts and 24.1% of time deposits. Brokered deposits represent 8.1% of total deposits.
The following table summarizes our deposit balances as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$433,833	24.2%	$460,977	26.8%
Interest-bearing transaction	877,166	49.0%	837,127	48.6%
Savings	47,742	2.7%	49,235	2.9%
Time deposits, $250,000 and under	366,271	20.5%	307,145	17.8%
Time deposits, over $250,000	64,479	3.6%	66,259	3.9%
Total deposits	$1,789,491	100.0%	$1,720,743	100.0%
The following tables set forth the maturity of time deposits as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$43,949	$98,837	$64,009	$6,707	$213,502
Time deposits, $100,000 through $250,000	12,746	88,613	50,704	706	152,769
Time deposits, over $250,000	2,453	43,014	18,711	301	64,479
Total time deposits	$59,148	$230,464	$133,424	$7,714	$430,750

	December 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$35,256	$78,290	$59,178	$1,705	$174,429
Time deposits, $100,000 through $250,000	15,096	48,578	67,921	1,121	132,716
Time deposits, over $250,000	9,237	28,898	27,823	301	66,259
Total time deposits	$59,589	$155,766	$154,922	$3,127	$373,404
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of March 31, 2023 and 2022:

	March 31,
	2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$438,735	—%	$514,456	—%
Interest-bearing transaction	93,951	0.08%	110,983	0.09%
Money markets	757,822	2.68%	616,663	0.37%
Savings	48,179	0.20%	58,841	0.20%
Time deposits	400,680	2.74%	237,411	0.44%
Total deposits	$1,739,367	1.81%	$1,538,354	0.23%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2023 and December 31, 2022, we had borrowing capacity from the FHLB of $158.6 million and $99.5 million, respectively. We had $45.0 million in short-term FHLB borrowings as of March 31, 2023 and $31.0 million as of December 31, 2022. We had no long-term FHLB borrowings as of March 31, 2023 and December 31, 2022. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)

Amount outstanding at end of period	$45,000	$31,000
Weighted average interest rate at end of period	4.65%	3.43%
Maximum month-end balance	$45,000	$35,000
Average balance outstanding during the period	$18,578	$25,264
Weighted average interest rate during the period	3.47%	1.15%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of March 31, 2023 and December 31, 2022, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of March 31, 2023 was $0.
Subordinated Debt Securities
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of multiple high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of March 31, 2023, was approximately 31.7%. Based on a peer analysis, utilizing public data as of March 31, 2023, we believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of March 31, 2023, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2023 and December 31, 2022.
Basel III capital guidelines require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, under Basel III, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum capital requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments.

In addition, the Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act’s prompt corrective action regime, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A depository institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.
The Company and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” for prompt corrective action purposes as of the dates reflected in the table below. As a bank holding company with less than $3 billion in total consolidated assets, the

Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event the Company were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2023

Tier 1 capital (to average assets)
Company	$181,503	8.89%	$81,668	4.00%	$—	—
Bank	$248,852	12.19%	$81,668	4.00%	$102,086	5.00%

CET 1 capital (to risk-weighted assets)
Company	$181,503	9.00%	$141,208	7.00%	$—	—
Bank	$248,852	12.34%	$141,208	7.00%	$131,122	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$181,503	9.00%	$171,467	8.50%	$—	—
Bank	$248,852	12.34%	$171,467	8.50%	$161,381	8.00%

Total capital (to risk-weighted assets)
Company	$290,643	14.41%	$211,813	10.50%	$—	—
Bank	$269,992	13.38%	$211,813	10.50%	$201,726	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at March 31, 2023.

	Payments Due as of March 31, 2023
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$289,612	$141,108	$30	$430,750
FHLB advances	25,000	20,000	—	45,000
Subordinated debt borrowings	—	—	86,388	86,388
Short-term borrowings	—	(16)	—	(16)
Total contractual obligations	$314,612	$161,092	$86,418	$562,122
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
The following table summarizes commitments we have made as of the dates presented.

	March 31, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$569,484	$550,315
Standby letters of credit	3,431	5,632
Total	$572,915	$555,947
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of March 31, 2023	As of March 31, 2022
Change in Interest Rates (Basis Points)
+400	22.21	26.47
+300	16.86	19.94
+200	11.29	13.33
+100	5.82	6.68
-100	(6.73)	(9.01)
-200	(13.78)	(19.33)
-300	(22.07)	(24.96)
-400	(29.10)	(29.72)

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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2022, included in our Annual Report on Form 10-K.
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
Securities. Investment securities may be classified into trading, held to maturity, or available for sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and intent to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as trading or held to maturity are available for sale and are reported at fair value with unrealized gains and losses excluded from earnings but included in the determination of other comprehensive income (loss). Management uses these assets as part of its asset/liability management strategy. These securities may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in value determined to be other-than-

temporary are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.
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
Allowance for Credit Losses. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as financial statements that we file in the future during the transition period, will not be subject to all new or revised accounting standards generally applicable to public companies for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Cedit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for credit losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, discretionarily adjusted for general economic conditions and other qualitative internal and external risk factors.
The allowance for credit losses is evaluated on a quarterly basis by management and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The determination of the adequacy of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in economic and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and other business assets.
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
Loans that are determined to be impaired are then evaluated to determine estimated impairment, if any. GAAP allows impairment to be measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if repayment is collateral dependent. Loans that are not individually determined to be impaired or are not subject to the specific review of impaired status are subject to the general valuation allowance portion of the allowance for credit loss.
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
Recent Accounting Pronouncements
The following provides a brief description of accounting standards that have recently been adopted. Please also refer to the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.
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
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, off-balance sheet credit exposures, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available for sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. The Company adopted ASU 2016-13 on January 1, 2023 with no material impact on the consolidated financial statements. The Company has not restated comparative information for 2022 and, therefore, the comparative information for 2022 is reported under the old methodology and is not comparable to the information presented for 2023. The Company did not have an aggregate effect of modification resulting from adoption of ASU 2016-13.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of March 31, 2023, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
A lack of liquidity could impair our ability to fund operations.
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. As can be seen from recent events regarding the operations and failures of other banks in the U.S., an inability to mitigate deposit withdrawals and to raise funds through new deposits, borrowings, the sale of investment securities at or above the value of such securities on our books, and other sources could have a material adverse effect on liquidity. Our most important source of funds is deposits. Historically, our deposits have provided a stable source of funds. However, deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff or when customers have negative views related to disruption in the financial markets or the prospects for the financial services industry as a whole. If our customers move money out of bank deposits, our liquidity position could be impacted, and we would lose a relatively low-cost source of funds, increasing our funding costs, and reducing our net interest income and net income. Even though a majority of our certificates of deposit renew upon maturity with what we believe are competitive rates, some of our more rate-sensitive customers may move those and other deposit funds to higher-yielding alternatives.
Our other primary sources of liquidity consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and subordinated notes to investors. As a secondary source of liquidity, we have the ability to borrow funds from other financial institutions with whom we have a relationship. We also have the ability to borrow from the FHLB.
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us, could be impaired by factors that affect us, the financial services industry, or the economy in general. These factors may include disruptions in the financial markets or negative expectations about the industry’s prospects. Our access to funding sources could also be affected by regulatory actions against us or by a decrease in the level of our business activity due to a downturn in the Alabama or Georgia economy or in economic conditions generally. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as meeting deposit withdrawal demands or repaying our borrowings.
We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties and exposure through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. Recent high-profile bank failures have resulted in some degree of public awareness and caused widespread questions about potential concerns in the financial institutions industry. Defaults by, declines in the financial condition of, or even rumors or questions about one or more financial institutions, financial service companies, or the financial services industry generally, may lead to a decline in market-wide liquidity, asset quality problems, or other problems and could lead to losses or defaults by us or by other institutions.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.

Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Following the recent bank failures, banking regulators announced that the FDIC will ensure that all depositors in the failed banks will receive full coverage of all of their deposits, at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our earnings.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced Program and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

January 1 - January 31, 2023	—	$—	—	$—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	24,000	23.95	24,000	9,425
Total	24,000	$23.95	24,000	$9,425

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

4.5
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

4.7
Form of 7.00% Fixed-to-Floating Rate Subordinated Note due October 26, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.7 hereto) (incorporated by reference to Exhibit 4.2 to the Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.1†
Confidential Severance and Release Agreement, dated April 28, 2023 (incorporated by reference to Exhibit 10.1 to the Southern Sates Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

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

SOUTHERN STATES BANCSHARES, INC.

Date: May 15, 2023	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)