Form 10-Q
period 2023-06-30
Southern States Bancshares, Inc.
filed 2023-08-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2023, the registrant had 8,832,964 shares of common stock, $5 par value per share, issued and outstanding.

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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities (such as the conflict between Russia and Ukraine) or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$21,299	$15,260
Interest-bearing deposits in banks	159,818	90,198
Federal funds sold	84,812	63,041
Total cash and cash equivalents	265,929	168,499

Securities available for sale, at fair value ($177,668 amortized cost, $0 allowance for credit losses at June 30, 2023; $170,474 amortized cost, $0 allowance for loan losses at December 31, 2022)	163,075	155,544
Securities held to maturity, at amortized cost	19,642	19,652
Other equity securities, at fair value	3,762	4,444
Restricted equity securities, at cost	3,862	3,134
Loans held for sale	1,589	1,047

Loans, net of unearned income	1,716,512	1,587,164
Less allowance for credit losses	21,385	20,156
Loans, net	1,695,127	1,567,008

Premises and equipment, net	26,957	27,345
Accrued interest receivable	7,372	6,963
Bank owned life insurance	29,521	29,186
Annuities	15,359	15,478
Foreclosed assets	2,870	2,930
Goodwill	16,862	16,862
Core deposit intangible	1,062	1,226
Other assets	24,814	25,886

Total assets	$2,277,803	$2,045,204

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$449,433	$460,977
Interest-bearing	1,474,478	1,259,766
Total deposits	1,923,911	1,720,743

Other borrowings	(13)	(19)
FHLB advances	45,000	31,000
Subordinated notes	86,485	86,314
Accrued interest payable	1,063	584
Other liabilities	24,107	24,863
Total liabilities	2,080,553	1,863,485

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,738,814 and 8,706,920 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	43,831	43,714
Capital surplus	77,101	76,785
Retained earnings	88,603	73,764
Accumulated other comprehensive loss	(10,799)	(11,048)
Unvested restricted stock	(709)	(477)
Vested restricted stock units	(777)	(1,019)

Total stockholders' equity	197,250	181,719

Total liabilities and stockholders' equity	$2,277,803	$2,045,204
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income:
Loans, including fees	$27,630	$16,265	$52,965	$31,031
Taxable securities	1,641	788	3,024	1,407
Nontaxable securities	228	309	519	608
Other interest and dividends	2,686	390	4,376	578
Total interest income	32,185	17,752	60,884	33,624

Interest expense:
Deposits	10,998	889	18,766	1,762
Other borrowings	1,755	498	3,140	843
Total interest expense	12,753	1,387	21,906	2,605

Net interest income	19,432	16,365	38,978	31,019
Provision for credit losses	1,557	1,304	2,738	2,004
Net interest income after provision for credit losses	17,875	15,061	36,240	29,015

Noninterest income:
Service charges on deposit accounts	456	480	906	925
Swap fees	173	21	169	36
SBA/USDA fees	66	93	200	481
Mortgage origination fees	188	213	288	499
Net (loss) gain on securities	(45)	(42)	469	(403)
Employee retention credit and related revenue	5,100	—	5,100	—
Other operating income	924	639	1,516	1,199
Total noninterest income	6,862	1,404	8,648	2,737

Noninterest expenses:
Salaries and employee benefits	7,863	5,982	14,174	11,707
Equipment and occupancy expenses	694	719	1,377	1,424
Data processing fees	646	570	1,239	1,134
Regulatory assessments	180	262	522	525
Other operating expenses	4,049	2,119	6,278	4,152
Total noninterest expenses	13,432	9,652	23,590	18,942

Income before income taxes	11,305	6,813	21,298	12,810

Income tax expense	2,549	1,590	4,871	3,030

Net income	$8,756	$5,223	$16,427	$9,780

Basic earnings per share	$1.00	$0.60	$1.87	$1.11

Diluted earnings per share	$0.98	$0.59	$1.82	$1.09
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Net income	$8,756	$5,223

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $335 and $1,646, respectively	(953)	(4,684)

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0 and $0, respectively	—	—

Other comprehensive loss	(953)	(4,684)

Comprehensive income	$7,803	$539

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net income	$16,427	$9,780

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of $(84) and $3,707, respectively	240	(10,552)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $3 and $0, respectively	9	—

Other comprehensive income (loss)	249	(10,552)

Comprehensive income (loss)	$16,676	$(772)
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock		Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)		$(1,019)	$181,719
Net income	—	—	—	—	—	16,427	—	—		—	16,427
Issuance of common stock	—	—	2,217	11	34	—	—	—		—	45
Exercise of common stock options	—	—	43,029	215	325	—	—	—		—	540
Issuance of restricted stock	—	—	23,534	118	565	—	—	(683)		—	—
Forfeiture of restricted stock	—	—	(6,397)	(32)	(126)	—	—	158		—	—
Vested restricted stock units	—	—	—	21	100	—	—	—		(121)	—
Issuance of restricted stock units	—	—	12,713	—	—	—		—		363	363
Repurchase of common stock under the stock repurchase program	—	—	(43,202)	(216)	(763)	—	—	—		—	(979)
Stock-based compensation	—	—	—	—	181	—	—	293		—	474
Common stock dividends	—	—	—	—	—	(1,588)	—	—		—	(1,588)
Other comprehensive income	—	—	—	—	—	—	249	—		—	249
Balance, June 30, 2023	—	$—	8,738,814	$43,831	$77,101	$88,603	$(10,799)	$(709)	$—	$(777)	$197,250
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$16,427	$9,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	584	616
Net (gain) loss on securities	(469)	403
Net amortization of securities	319	485
Amortization of core deposit intangible	163	132
Provision for credit losses	2,738	2,004
Deferred income taxes	47	—
Loss on sale of foreclosed assets	7	—
Stock-based compensation	474	476
Net increase in loans held for sale	(542)	(309)
Income from bank owned life insurance	(335)	(287)
Increase in interest receivable	(409)	(669)
Increase (decrease) in interest payable	479	(44)
Net other operating activities	773	4,993

Net cash provided by operating activities	20,256	17,580

INVESTING ACTIVITIES
Purchase of securities available for sale	(23,992)	(39,668)
Proceeds from sale of securities available for sale	10,532	—
Proceeds from sale of other equity securities	703	1,978
Proceeds from maturities, calls, and paydowns of securities available for sale	5,933	5,250
Net purchase of restricted equity securities	(728)	(225)
Purchase of annuities	—	(2,622)
Purchase of bank owned life insurance	—	(7,021)
Net increase in loans	(130,804)	(179,946)
Purchase of premises, equipment and software	(196)	(2,040)

Net cash used in investing activities	(138,552)	(224,294)

FINANCING ACTIVITIES
Net increase in deposits	203,168	88,495
Proceeds from issuance of common stock	585	—
Proceeds from restricted stock units	363	—
Repurchase of common stock	(979)	(7,356)
Repayment of FHLB advances	—	(950)
Net proceeds of other borrowings	14,000	—
Net proceeds (repayment) of note payable	6	(12,498)
Net proceeds of subordinated notes	171	47,013
Common stock dividends paid	(1,588)	(1,599)

Net cash provided by financing activities	215,726	113,105

Net increase (decrease) in cash and cash equivalents	97,430	(93,609)

Cash and cash equivalents at beginning of year	168,499	283,956

Cash and cash equivalents at end of year	$265,929	$190,347

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$21,427	$2,649
Income taxes	$5,070	$3,211

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$—
Internally financed sale of foreclosed assets	$53	$—
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at June 30, 2023 and December 31, 2022.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of June 30, 2023, the Company had $19,642 of held to maturity securities and no related valuation account.
For available for sale debt securities in an unrealized loss position, the Company will first assess whether (i) it intends to sell or (ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income (loss), net of tax. Adjustments to the allowance are reported in the income statement as a component of credit loss expense. Available for sale debt securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by the Company or when either of the aforementioned criteria regarding intent or requirement to sell is met.
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
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At June 30, 2023, $1.5 million in allowance for credit losses has been recognized on off-balance sheet financial instruments.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at June 30, 2023.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in June 2023. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of June 30, 2023 and based on that evaluation there was no impairment.
Accounting Policy for Derivative Instruments and Hedging Activities
Financial Accounting Standards Board (FASB) ASC 815, Derivatives and Hedging (ASC 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires organizations that lease assets (lessees) to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the lease for all operating leases under current U.S. GAAP with a term of more than 12 months. The ASU was effective for non-public business entities for fiscal years beginning after December 15, 2021. Early adoption was permitted. The ASU was applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-02 on June 30, 2021 and there was no material impact on the Company’s consolidated financial statements.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Net Income	$8,756	$5,223	$16,427	$9,780
Weighted average common shares outstanding	8,763,635	8,740,295	8,763,046	8,818,327
Basic earnings per share	$1.00	$0.60	$1.87	$1.11
Diluted Earnings Per Share:
Net income allocated to common shareholders	$8,750	$5,215	$16,418	$9,768
Weighted average common shares outstanding	8,763,635	8,740,295	8,763,046	8,818,327
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	187,212	154,282	238,554	142,238
Average shares and dilutive potential common shares	8,950,847	8,894,577	9,001,600	8,960,565
Dilutive earnings per share	$0.98	$0.59	$1.82	$1.09

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 3. SECURITIES
The amortized cost and fair value of securities at June 30, 2023 and December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Securities Available for Sale
U.S. Treasury securities	$9,743	$—	$(1,146)	$8,597
U.S. Government Sponsored Enterprises (GSEs)	2,760	49	(214)	2,595
State and municipal securities	45,307	—	(5,328)	39,979
Corporate debt securities	12,522	—	(1,561)	10,961
Asset based securities	22,341	9	(822)	21,528
Mortgage-backed GSE residential/multifamily and non-GSE	84,995	7	(5,587)	79,415
Total securities available for sale	$177,668	$65	$(14,658)	$163,075

Securities Held to Maturity
State and municipal securities	19,642	—	(3,820)	15,822
Total securities held to maturity	$19,642	$—	$(3,820)	$15,822
Total securities	$197,310	$65	$(18,478)	$178,897

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Securities with a carrying value of $30,758 and $32,222 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$346	$333	$—	$—
Due from one year to five years	9,800	8,955	8,338	7,818
Due after five to ten years	22,903	20,165	24,468	22,047
Due after ten years	59,624	54,207	61,776	55,396
Mortgage-backed securities	84,995	79,415	75,892	70,283
Total securities available for sale	$177,668	$163,075	$170,474	$155,544

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	6,226	5,108	5,310	4,255
Due after ten years	13,416	10,714	14,342	11,110
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,642	$15,822	$19,652	$15,365
Total securities	$197,310	$178,897	$190,126	$170,909
Restricted equity securities as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$2,937	$2,209
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$3,862	$3,134

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
June 30, 2023
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(1,146)	$8,597	$(1,146)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(214)	1,596	(214)
State and municipal securities	(68)	606	(5,260)	39,373	(5,328)
Corporate debt securities	(440)	3,560	(1,121)	7,401	(1,561)
Asset based securities	(161)	10,706	(661)	9,573	(822)
Mortgage-backed GSE residential/multifamily and non-GSE	(640)	23,851	(4,947)	53,540	(5,587)
Total securities available for sale	$(1,309)	$38,723	$(13,349)	$120,080	$(14,658)

Securities Held to Maturity
State and municipal securities	—	—	(3,820)	15,822	(3,820)
Total securities held to maturity	$—	$—	$(3,820)	$15,822	$(3,820)
Total securities	$(1,309)	$38,723	$(17,169)	$135,902	$(18,478)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$(119)	$1,873	$(1,061)	$6,711	$(1,180)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(221)	1,788	(221)
State and municipal securities	(2,561)	26,504	(3,818)	19,012	(6,379)
Corporate debt securities	(507)	8,497	(392)	3,130	(899)
Asset based securities	(178)	6,497	(564)	6,840	(742)
Mortgage-backed GSE residential/multifamily and non-GSE	(3,598)	52,260	(2,014)	16,107	(5,612)
Total securities available for sale	$(6,963)	$95,631	$(8,070)	$53,588	$(15,033)

Securities Held to Maturity
State and municipal securities	(2,072)	8,153	(2,215)	7,211	(4,287)
Total securities held to maturity	$(2,072)	$8,153	$(2,215)	$7,211	$(4,287)
Total securities	$(9,035)	$103,784	$(10,285)	$60,799	$(19,320)
The unrealized losses on 232 securities at June 30, 2023 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at June 30, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
At June 30, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at June 30, 2023. All debt securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
NOTE 4. LOANS
Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$228,236	13.3%	$255,736	16.1%
Residential	214,897	12.5%	167,891	10.5%
Commercial	1,011,815	58.7%	904,872	56.8%
Commercial and industrial	259,195	15.0%	256,553	16.1%
Consumer and other	8,135	0.5%	7,655	0.5%
Gross Loans	1,722,278	100.0%	1,592,707	100.0%
Deferred loan fees	(5,766)		(5,543)
Allowance for credit losses	(21,385)		(20,156)
Loans, net	$1,695,127		$1,567,008
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
The following tables summarize the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of June 30, 2023 and December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Total
	(dollars in thousands)
As of June 30, 2023
Real estate mortgages:
Construction and development	$223,741	$4,462	$33	$—	$228,236
Residential	213,170	912	815	—	214,897
Commercial	994,874	10,647	6,294	—	1,011,815
Commercial and industrial	237,665	8,442	13,088	—	259,195
Consumer and other	8,109	26	—	—	8,135
Total	$1,677,559	$24,489	$20,230	$—	$1,722,278

As of December 31, 2022
Real estate mortgages:
Construction and development	$251,130	$4,539	$67	$—	$255,736
Residential	165,388	1,787	716	—	167,891
Commercial	883,082	18,532	3,258	—	904,872
Commercial and industrial	247,948	8,322	283	—	256,553
Consumer and other	7,604	28	23	—	7,655
Total	$1,555,152	$33,208	$4,347	$—	$1,592,707

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)

Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following table summarizes collateral dependent loans, which are individually evaluated to determine expected credit losses.

As of June 30, 2023	Real Estate	Other	Total	ACL
Real estate mortgages:
Construction and development	$254	$—	$254	$35
Residential	1,170	—	1,170	77
Commercial	7,109	—	7,109	148
Commercial and industrial	—	27	27	—
Consumer and other	—	3	3	—
Total	$8,533	$30	$8,563	$260
Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of June 30, 2023 and December 31, 2022:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of June 30, 2023
Real estate mortgages:
Construction and development	$227,719	$484	$—	$—	$484	$—	$33	$228,236
Residential	214,158	442	—	—	442	24	273	214,897
Commercial	1,009,806	1,077	261	—	1,338	336	335	1,011,815
Commercial and industrial	259,026	160	—	—	160	—	9	259,195
Consumer and other	8,135	—	—	—	—	—	—	8,135
Total	$1,718,844	$2,163	$261	$—	$2,424	$360	$650	$1,722,278

As of December 31, 2022
Real estate mortgages:
Construction and development	$255,575	$—	$94	$—	$94	$—	$67	$255,736
Residential	167,108	147	72	—	219	30	534	167,891
Commercial	900,895	2,634	65	—	2,699	351	927	904,872
Commercial and industrial	254,824	1,379	38	—	1,417	277	35	256,553
Consumer and other	7,570	62	—	—	62	16	7	7,655
Total	$1,585,972	$4,222	$269	$—	$4,491	$674	$1,570	$1,592,707

The Company recognized $31 and $100 of interest income on nonaccrual loans during the six months ended June 30, 2023, and June 30, 2022, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of June 30, 2023 and June 30, 2022. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	4,080	(1,403)	61	2,738
Loans charged off	—	(262)	(6)	(268)
Recoveries of loans previously charged off	28	14	2	44
Ending balance at June 30, 2023	$17,387	$3,871	$127	$21,385

Allowance for Loans Losses - Incurred Loss Methodology

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	93	1,954	(43)	2,004
Loans charged off	(73)	—	(7)	(80)
Recoveries of loans previously charged off	35	—	4	39
Ending balance at June 30, 2022	$11,609	$5,120	$78	$16,807

Ending balance - individually evaluated for impairment	$146	$612	$—	$758
Ending balance - collectively evaluated for impairment	11,423	4,508	78	16,009
Ending balance - loans acquired with deteriorated credit quality	40	—	—	40
Total ending balance at June 30, 2022	$11,609	$5,120	$78	$16,807

Loans:
Ending balance - individually evaluated for impairment	$9,667	$769	$26	$10,462
Ending balance - collectively evaluated for impairment	1,195,387	218,515	9,525	1,423,427
Ending balance - loans acquired with deteriorated credit quality	1,200	—	—	1,200
Total ending balance at June 30, 2022	$1,206,254	$219,284	$9,551	$1,435,089

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Allowance for Loans Losses - Incurred Loss Methodology (Continued)
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1.3 million. At June 30, 2023, $1.5 million in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans - Incurred Loss Methodology (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the six months ended June 30, 2022.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$397	$402	$2
Residential	1,172	1,180	3
Commercial	8,532	8,565	29
Commercial and industrial	12	12	1
Consumer and other	26	28	4
Total with no related allowance recorded	10,139	10,187	39

With an allowance recorded:
Real estate mortgages:
Construction and development	95	96	2
Residential	239	240	—
Commercial	432	434	2
Commercial and industrial	757	763	47
Consumer and other	—	—	—
Total with an allowance recorded	1,523	1,533	51
Total impaired loans	$11,662	$11,720	$90
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	June 30, 2023	December 31, 2022
Noninterest-bearing transaction	$449,433	$460,977
Interest-bearing transaction	922,835	837,127
Savings	41,574	49,235
Time deposits, $250,000 and under	438,228	307,145
Time deposits, over $250,000	71,841	66,259
Total	$1,923,911	$1,720,743

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $194,109 at June 30, 2023 and $110,503 at December 31, 2022. The scheduled maturities of time deposits at June 30, 2023 are as follows:

July 1, 2023 – June 30, 2024	$361,935
July 1, 2024 – June 30, 2025	106,573
July 1, 2025 – June 30, 2026	29,055
July 1, 2026 – June 30, 2027	6,128
July 1, 2027 – June 30, 2028	6,351
Thereafter	27
Total	$510,069
At June 30, 2023 and December 31, 2022, overdrawn transaction accounts reclassified to loans totaled $119 and $137, respectively.
NOTE 6.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2023, the remaining balance of the debt issuance cost was $793. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.00% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2023, the remaining balance of the debt issuance cost was $722. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company has posted cash collateral of $8,070. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the six months ended June 30, 2023, were $3 and $171, respectively.

June 30, 2023				December 31, 2022
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$81,649	Other Assets	$8,412	Interest Rate Products	$73,631	Other Assets	$8,870
Interest Rate Products	81,649	Other Liabilities	(8,426)	Interest Rate Products	73,631	Other Liabilities	(8,882)
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
As of June 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8,603. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at their termination value of $8,603, less the required collateral of $8,070.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	June 30, 2023	December 31, 2022
Commitments to extend credit	$550,086	$550,315
Standby letters of credit	3,604	5,632
Total	$553,690	$555,947
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2023 and June 30, 2022.
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
Eighty-five percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $55,861 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $27,931.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of June 30, 2023, the Company had 8,738,814 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2022, the Company had 8,706,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2023, approximately $71,607 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
As of June 30, 2023, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3.0 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of June 30, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of June 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2023

Tier 1 capital (to average assets)
Company	$190,124	8.70%	$87,394	4.00%	$—	—
Bank	$258,303	11.82%	$87,394	4.00%	$109,243	5.00%

CET 1 capital (to risk-weighted assets)
Company	$190,124	9.11%	$146,135	7.00%	$—	—
Bank	$258,303	12.37%	$146,135	7.00%	$135,697	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$190,124	9.11%	$177,449	8.50%	$—	—
Bank	$258,303	12.37%	$177,449	8.50%	$167,011	8.00%

Total capital (to risk-weighted assets)
Company	$301,004	14.42%	$219,202	10.50%	$—	—
Bank	$281,183	13.47%	$219,202	10.50%	$208,764	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
U.S. Treasury securities	$8,597	$—	$8,597	$—
U.S. Government Sponsored Enterprises (GSEs)	2,595	—	2,595	—
State and municipal securities	39,979	—	39,979	—
Corporate debt securities	10,961	—	10,961	—
Asset based securities	21,528	—	21,528	—
Mortgage-backed GSE residential/multifamily and non-GSE	79,415	—	79,415	—
Other equity securities	3,762	3,665	—	97
Interest Rate Products - asset	8,412	—	8,412	—
Interest Rate Products - liabilities	(8,426)	—	(8,426)	—

December 31, 2022
U.S. Treasury securities	$8,584	$—	$8,584	$—
U.S. Government Sponsored Enterprises (GSEs)	1,788	—	1,788	—
State and municipal securities	49,925	—	49,925	—
Corporate debt securities	11,627	—	11,627	—
Asset based securities	13,337	—	13,337	—
Mortgage-backed GSE residential/multifamily and non-GSE	70,283	—	70,283	—
Other equity securities	4,444	3,674	—	770
Interest Rate Products - asset	8,870	—	8,870	—
Interest Rate Products - liabilities	(8,882)	—	(8,882)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Impaired loans	$809	$—	$—	$809
Foreclosed assets	2,870	—	—	2,870
Totals	$3,679	$—	$—	$3,679

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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $21,719 and $10,141 with a specific valuation allowance of $260 and $551 at June 30, 2023 and December 31, 2022, respectively. Of the $21,719 and $10,141 impaired loan portfolio, $1,069 and $1,571 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at June 30, 2023 and December 31, 2022, respectively. The remaining $20,650 and $8,570 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at June 30, 2023 and December 31, 2022, respectively. Charge offs and changes in specific valuation allowances at June 30, 2023 and December 31, 2022 on impaired loans carried at fair value resulted in additional provision for credit losses of $74 and $215, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
For Level 3 assets measured at fair value on a recurring basis as of June 30, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

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
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$809	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,870	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$265,929	$265,929	$—	$—
Securities available for sale	163,075	—	163,075	—
Other equity securities	3,762	3,665	—	97
Loans held for sale	1,589	—	1,589	—
Trading assets	8,412	—	8,412	—
Loans, net	1,695,127	—	1,663,409	809
Bank owned life insurance	29,521	—	29,521	—
Annuities	15,359	—	15,359	—
Accrued interest receivable	7,372	—	7,372	—
Restricted equity securities	3,862	—	—	3,862

Financial liabilities:
Deposits	$1,923,911	$—	$1,918,749	$—
Trading liabilities	8,426	—	8,426	—
FHLB advances	45,000	—	44,842	—
Other borrowings	(13)	—	(13)	—
Subordinated notes	86,485	—	86,485	—
Accrued interest payable	1,063	—	1,063	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2022 and December 31, 2021, included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements
Overview
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

Overview of Second Quarter 2023 Results
Net income was $8.8 million for the quarter ended June 30, 2023, compared to $7.7 million for the quarter ended March 31, 2023 and $5.2 million for the quarter ended June 30, 2022. Significant measures in the second quarter included:

•Annualized return on average assets (“ROAA”) was 1.60% for the three months ended June 30, 2023, compared to 1.51% for the three months ended March 31, 2023 and 1.15% for the three months ended June 30, 2022.

•Annualized return on average equity (“ROAE”) was 18.15% for the three months ended June 30, 2023, compared to 16.67% for the three months ended March 31, 2023 and 12.32% for the three months ended June 30, 2022.

•Basic earnings per common share was $1.00 for the three months ended June 30, 2023, compared to $0.87 for the three months ended March 31, 2023 and $0.60 for the three months ended June 30, 2022.

•Net interest margin of 3.73% for the second quarter of 2023, compared to 4.07% for the first quarter of 2023 and 3.84% for the second quarter of 2022.

•Net interest income was $19.4 million for the three months ended June 30, 2023, a decrease of $114,000, or 0.6%, from $19.5 million for the three months ended March 31, 2023 and an increase of $3.1 million, or 18.7%, from $16.4 million for the three months ended June 30, 2022.

•Loans, net of unearned income, were $1.7 billion as of June 30, 2023, a $71.2 million, or 4.3%, increase compared to March 31, 2023, or a linked-quarter annualized growth rate of 17.4%.

•Deposits were $1.9 billion as of June 30, 2023, a $134.4 million, or 7.5% increase compared to March 31, 2023, or linked-quarter annualized growth rates of 30.1% and 20.8%, net of brokered deposits.

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
Asset Quality
We monitor the quality of our assets based upon factors including level and severity of deterioration in borrower cash flows and asset quality. Problem assets are assessed and reported as delinquent, classified, nonperforming or nonaccrual. We also monitor credit concentrations. We manage the allowance for credit losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.
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

Results of Operations for the Three Months Ended June 30, 2023 and 2022
We had net income of $8.8 million for the three months ended June 30, 2023, compared to net income of $5.2 million for the three months ended June 30, 2022, an increase of $3.5 million, or 67.6%. The increased net income was substantially the result of an increase in net interest income and noninterest income, which was partially offset by increases in noninterest expense and income taxes.
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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,676,816	$27,630	6.61%	$1,359,320	$16,265	4.80%
Taxable securities	151,107	1,641	4.36%	121,677	788	2.60%
Nontaxable securities	45,624	228	2.00%	56,850	309	2.18%
Other interest-earnings assets	218,451	2,686	4.93%	172,175	390	0.91%
Total interest-earning assets	$2,091,998	$32,185	6.17%	$1,710,022	$17,752	4.16%
Allowance for credit losses	(20,154)			(15,815)
Noninterest-earning assets	128,999			127,230
Total Assets	$2,200,843			$1,821,437

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$92,245	$20	0.09%	$114,743	$27	0.09%
Savings and money market accounts	845,742	6,872	3.26%	735,845	625	0.34%
Time deposits	474,060	4,106	3.47%	208,774	237	0.46%
FHLB advances	45,000	529	4.72%	25,000	21	0.33%
Other borrowings	86,411	1,226	5.69%	47,066	477	4.07%
Total interest-bearing liabilities	$1,543,458	$12,753	3.31%	$1,131,428	$1,387	0.49%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$438,987			$502,728
Other liabilities	24,882			17,243
Total noninterest-bearing liabilities	$463,869			$519,971
Stockholders’ Equity	193,516			170,038
Total Liabilities and Stockholders’ Equity	$2,200,843			$1,821,437

Net interest income		$19,432			$16,365
Net interest spread(2)			2.86%			3.67%
Net interest margin(3)			3.73%			3.84%
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

	Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,192	$6,173	$11,365
Taxable securities	320	533	853
Nontaxable securities	(56)	(25)	(81)
Other interest-earning assets	569	1,727	2,296
Total increase in interest income	$6,025	$8,408	$14,433

Interest-bearing liabilities:
Interest-bearing transaction accounts	(5)	(2)	(7)
Savings and money market accounts	893	5,354	6,247
Time deposits	2,298	1,571	3,869
FHLB advances	235	273	508
Other borrowings	558	191	749
Total increase in interest expense	$3,979	$7,387	$11,366
Increase in net interest income	$2,046	$1,021	$3,067
Net interest income for the three months ended June 30, 2023 was $19.4 million compared to $16.4 million for the three months ended June 30, 2022, an increase of $3.1 million, or 18.7%. The increase in net interest income was comprised of a $14.4 million, or 81.3%, increase in interest income, partially offset by an $11.4 million, or 819.5%, increase in interest expense. The growth in interest income was primarily attributable to a 1.81% increase in the yield earned on average loans outstanding plus a $317.5 million, or 23.4%, increase in average loans outstanding as of June 30, 2023, compared to June 30, 2022. The increase in average loans outstanding was primarily due to organic growth. The $11.4 million increase in interest expense for the quarter ended June 30, 2023 was substantially related to a 2.82% increase in the rate paid on interest-bearing liabilities plus an increase of $412.0 million, or 36.4%, in average interest-bearing liabilities as of June 30, 2023 compared to June 30, 2022. The increase in average interest-bearing liabilities from June 30, 2022 to June 30, 2023 was primarily due to organic growth. For the three months ended June 30, 2023, net interest margin and net interest spread were 3.73% and 2.86%, respectively, compared to 3.84% and 3.67%, respectively, for the same period in 2022.
Provision for Credit Losses
The provision for credit losses for the three months ended June 30, 2023 was $1.6 million compared to $1.3 million for the three months ended June 30, 2022. The provision was recorded primarily based on growth as well as current economic factors. In the three months ended June 30, 2023, there were net charge offs of $27,000. In the three months ended June 30, 2022, there were net recoveries of $11,000.
The allowance for credit losses as a percentage of gross loans was 1.24% and 1.17% at June 30, 2023 and 2022, respectively.

Noninterest Income
Noninterest income for the three months ended June 30, 2023 was $6.9 million compared to $1.4 million for the three months ended June 30, 2022, an increase of $5.5 million, or 388.7%. The following table sets forth the major components of our noninterest income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$456	$480	$(24)
Swap fees	173	21	152
SBA/USDA fees	66	93	(27)
Bank card services and interchange fees	397	445	(48)
Mortgage banking activities	188	213	(25)
Net loss on securities	(45)	(42)	(3)
Other operating income(1)	5,627	194	5,433
Total noninterest income	$6,862	$1,404	$5,458
(1)Other income and fees include employee retention credits (“ERC”) and related revenue, income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $24,000, or 5.0%, to $456,000 for the three months ended June 30, 2023 from $480,000 for the three months ended June 30, 2022. The second quarter of June 30, 2023 did not include fees from cash intensive businesses, which were collected during the second quarter of 2022. This revenue stream ended during 2022 and is not expected to continue going forward. This decrease was partially offset by an increase in insufficient funds fees based on volume. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $152,000, or 723.8%, to $173,000 for the three months ended June 30, 2023 from $21,000 for the three months ended June 30, 2022. The Bank participated in two interest rate swaps during the three months ended June 2023 and realized a small net fair value adjustment as income during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $27,000, or 29.0%, to $66,000 for the three months ended June 30, 2023, from $93,000 for the three months ended June 30, 2022. The decrease was primarily due to a reduction in servicing income during the second quarter of 2023.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $48,000, or 10.8%, to $397,000 for the three months ended June 30, 2023, from $445,000 for the three months ended June 30, 2022. The decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the three months ended 2023. The sale of branches during October 2022 resulted in a reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $25,000, or 11.7%, to $188,000 for the three months ended June 30, 2023 from $213,000 for the three months ended June 30, 2022. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $45,000 for the three months ended June 30, 2023 as a result of market adjustments on equity securities during the quarter. Net loss on securities was $42,000 for the three months ended June 30, 2022 as result of market adjustments on equity securities.
Other income and fees increased $5.4 million, or 2800.5%, to $5.6 million for the three months ended June 30, 2023 from $194,000 for the three months ended June 30, 2022. The three months ended June 30, 2023 included $5.1 million in ERC and interest from the Federal government and $264,000 in fees related to ERC from a third party.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2023 was $13.4 million compared to $9.7 million for the three months ended June 30, 2022, an increase of $3.8 million, or 39.2%, which primarily resulted from increases in salaries and employee benefits and other operating expenses.
The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$7,863	$5,982	$1,881
Equipment and occupancy expenses	694	719	(25)
Professional services	1,769	412	1,357
Data processing fees	646	570	76
Other real estate income	(35)	(19)	(16)
Other operating expenses(1)	2,495	1,988	507
Total noninterest expense	$13,432	$9,652	$3,780
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for unfunded loan commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.9 million, or 31.4%, from $6.0 million for the quarter ended June 30, 2022 to $7.9 million for the quarter ended June 30, 2023. The increase was substantially due to $1.6 million in one-time retirement related expenses paid to our former CEO in May 2023.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended June 30, 2023 was $694,000 compared to $719,000 for the three months ended June 30, 2022, a decrease of $25,000, or 3.5%. The decrease was primarily attributable to a reduction in depreciation expense, partially as a result of the sale of branches during October 2022.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $1.4 million, or 329.4%, to $1.8 million for the three months ended June 30, 2023 compared to $412,000 for the three months ended June 30, 2022. This increase was substantially due to $1.2 million in fees paid to a third party related to ERC.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $76,000, or 13.3%, to $646,000 for the three months ended June 30, 2023 compared to $570,000 for the three months ended June 30, 2022. The increase was primarily the result of additional software and general increases.
Other real estate income increased $16,000, or 84.2%, to a net income of $35,000 for the three months ended June 30, 2023, from a net income of $19,000 for the three months ended June 30, 2022. This increase was substantially the result of less OREO expenses on a property.
Other expenses increased $507,000, or 25.5%, to $2.5 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022. The increase was primarily due to the Bank provisioning for credit losses on unfunded commitments, as a result of the adoption of ASC 326 on January 1, 2023. In addition, the Bank incurred operating expenses related to a tax credit investment and a fintech fund investment during the second quarter of 2023, both of which were not incurred during the second quarter of 2022. There were also smaller variations both positive and negative due to timing.
Results of Operations for the Six months ended June 30, 2023 and 2022
We had net income of $16.4 million for the six months ended June 30, 2023, compared to net income of $9.8 million for the six months ended June 30, 2022, an increase of $6.6 million, or 68.0%. The increased net income was substantially the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income taxes.
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

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,643,376	$52,965	6.50%	$1,319,090	$31,031	4.74%
Taxable securities	145,344	3,024	4.20%	114,289	1,407	2.48%
Nontaxable securities	49,208	519	2.13%	55,862	608	2.19%
Other interest-earnings assets	182,447	4,376	4.84%	207,990	578	0.56%
Total interest-earning assets	$2,020,375	$60,884	6.08%	$1,697,231	$33,624	4.00%
Allowance for credit losses	(20,315)			(15,430)
Noninterest-earning assets	129,268			122,520
Total Assets	$2,129,328			$1,804,321

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$93,093	$40	0.09%	$112,874	$53	0.09%
Savings and money market accounts	825,982	11,911	2.91%	705,841	1,217	0.35%
Time deposits	437,573	6,815	3.14%	223,013	492	0.45%
FHLB advances	31,862	688	4.35%	25,472	43	0.34%
Other borrowings	86,367	2,452	5.73%	40,034	800	4.03%
Total interest-bearing liabilities	$1,474,877	$21,906	3.00%	$1,107,234	$2,605	0.47%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$438,862			$508,560
Other liabilities	25,493			14,906
Total noninterest-bearing liabilities	$464,355			$523,466
Stockholders’ Equity	190,096			173,621
Total Liabilities and Stockholders’ Equity	$2,129,328			$1,804,321

Net interest income		$38,978			$31,019
Net interest spread(2)			3.08%			3.53%
Net interest margin(3)			3.89%			3.69%
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

	Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$10,387	$11,547	$21,934
Taxable securities	646	971	1,617
Nontaxable securities	(71)	(18)	(89)
Other interest-earning assets	(612)	4,410	3,798
Total increase in interest income	$10,350	$16,910	$27,260

Interest-bearing liabilities:
Interest-bearing transaction accounts	(8)	(5)	(13)
Savings and money market accounts	1,732	8,962	10,694
Time deposits	3,342	2,981	6,323
FHLB advances	138	507	645
Other borrowings	1,316	336	1,652
Total increase in interest expense	$6,520	$12,781	$19,301
Increase in net interest income	$3,830	$4,129	$7,959
Net interest income for the six months ended June 30, 2023 was $39.0 million compared to $31.0 million for the six months ended June 30, 2022, an increase of $8.0 million, or 25.7%. The increase in net interest income was comprised of a $27.3 million, or 81.1%, increase in interest income, partially offset by a $19.3 million or 740.9%, increase in interest expense. The growth in interest income was primarily attributable to a 1.76% increase in the yield earned on average loans outstanding plus a $324.3 million, or 24.6%, increase in average loans outstanding as of June 30, 2023, compared to June 30, 2022. The increase in average loans outstanding was due to organic growth. The $19.3 million increase in interest expense for the six months ended June 30, 2023 was primarily related to a 2.53% increase in the rate paid on interest-bearing liabilities plus an increase of $367.6 million, or 33.2%, in average interest-bearing liabilities as of June 30, 2023 compared to June 30, 2022. The increase in average interest bearing liabilities from June 30, 2022 to June 30, 2023 was primarily due to organic growth. For the six months ended June 30, 2023, net interest margin and net interest spread were 3.89% and 3.08%, respectively, compared to 3.69% and 3.53%, respectively, for the same period in 2022.
Provision for Credit Losses
The provision for credit losses for the six months ended June 30, 2023 was $2.7 million compared to $2.0 million for the six months ended June 30, 2022. The provision was recorded primarily based on growth as well as current economic factors. In the six months ended June 30, 2023, there were net charge offs of $224,000. In the six months ended June 30, 2022, there were net charge offs of $41,000.
The allowance for credit losses as a percentage of gross loans was 1.24% and 1.17% at June 30, 2023 and 2022, respectively.

Noninterest Income
Noninterest income for the six months ended June 30, 2023 was $8.6 million compared to $2.7 million for the six months ended June 30, 2022, an increase of $5.9 million, or 216.0%. The following table sets forth the major components of our noninterest income for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$906	$925	$(19)
Swap fees	169	36	133
SBA/USDA fees	200	481	(281)
Bank card services and interchange fees	771	860	(89)
Mortgage banking activities	288	499	(211)
Net gain (loss) on securities	469	(403)	872
Other operating income(1)	5,845	339	5,506
Total noninterest income	$8,648	$2,737	$5,911
(1)Other income and fees include ERC and related revenue, income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $19,000, or 2.1%, to $906,000 for the six months ended June 30, 2023 from $925,000 for the six months ended June 30, 2022. The second quarter of June 30, 2023 did not include fees from cash intensive businesses, which were collected during the second quarter of 2022. This revenue stream ended during 2022 and is not expected to continue going forward. The decrease was partially offset by an increase in insufficient funds fees based on volume. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $133,000, or 369.4%, to $169,000 for the six months ended June 30, 2023 from $36,000 for the six months ended June 30, 2022. The Bank participated in two interest rate swaps during the six months ended June 2023 and realized a small net fair value adjustment as a loss during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $281,000, or 58.4%, to $200,000 for the six months ended June 30, 2023, from $481,000 for the six months ended June 30, 2022. The decrease was primarily due to additional gains on the sales of loans during the six months ended 2022 compared to the six months ended 2023, along with a reduction in servicing income during the six month ended June 30, 2023.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $89,000, or 10.3%, to $771,000 for the six months ended June 30, 2023, from $860,000 for the six months ended June 30, 2022. The decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the six months ended 2023. The sale of branches during October 2022 resulted in a reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $211,000, or 42.3%, to $288,000 for the six months ended June 30, 2023 from $499,000 for the six months ended June 30, 2022. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net gain on securities was $469,000 for the six months ended June 30, 2023 substantially as a result of market adjustments on equity securities. Net loss on securities was $403,000 for the six months ended June 30, 2022 as result of market adjustments on equity securities.
Other income and fees increased $5.5 million, or 1624.2%, to $5.8 million for the six months ended June 30, 2023 from $339,000 for the six months ended June 30, 2022. The six months ended June 30, 2023 included $5.1 million in ERC and interest from the Federal government and $264,000 in fees related to ERC from a third party.

Noninterest Expense
Noninterest expense for the six months ended June 30, 2023 was $23.6 million compared to $18.9 million for the six months ended June 30, 2022, an increase of $4.6 million, or 24.5%, which primarily resulted from increases in salaries and employee benefits, professional fees and other operating expenses.
The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$14,174	$11,707	$2,467
Equipment and occupancy expenses	1,377	1,424	(47)
Professional services	2,268	876	1,392
Data processing fees	1,239	1,134	105
Other real estate income	(83)	(40)	(43)
Other operating expenses(1)	4,615	3,841	774
Total noninterest expense	$23,590	$18,942	$4,648
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for unfunded loan commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $2.5 million, or 21.1%, from $11.7 million for the six months ended June 30, 2022 to $14.2 million for the six months ended June 30, 2023. The increase was substantially due to $1.6 million in one-time retirement related expenses paid to our former CEO in May 2023.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the six months ended June 30, 2023 was $1.4 million compared to $1.4 million for the six months ended June 30, 2022, a decrease of $47,000, or 3.3%. The decrease was primarily attributable to a reduction in depreciation expense and maintenance contracts, partially as a result of the sale of branches during October 2022, and moderately offset by an increase in property taxes on the office locations.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $1.4 million, or 158.9%, to $2.3 million for the six months ended June 30, 2023 compared to $876,000 for the six months ended June 30, 2022. This increase was substantially due to $1.2 million in fees paid to a third party related to ERC.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $105,000, or 9.3%, to $1.2 million for the six months ended June 30, 2023 compared $1.1 million for the six months ended June 30, 2022. The increase was primarily the result of additional software and general increases.
Other real estate income increased $43,000, or 107.5%, to a net income of $83,000 for the six months ended June 30, 2023, from a net income of $40,000 for the six months ended June 30, 2022. This increase was substantially the result of less OREO expenses on a property.
Other expenses increased $774,000, or 20.2%, to $4.6 million for the six months ended June 30, 2023, compared to $3.8 million for the six months ended June 30, 2022. The increase was primarily due to the Bank provisioning for credit losses on unfunded commitments, as a result of the adoption of ASC 326 on January 1, 2023. In addition, the Bank incurred operating expenses related to a tax credit investment and a fintech fund investment during the six months ended June 30,

2023, both of which were not incurred during the six months ended June 2022. There were also smaller variations both positive and negative due to timing.
Financial Condition
Total assets grew $232.6 million, or 11.4%, to $2.3 billion at June 30, 2023 from $2.0 billion at December 31, 2022.
Loans, net of unearned income, increased $129.3 million, or 8.1%, to $1.7 billion at June 30, 2023 from $1.6 billion at December 31, 2022. Our loans, net of unearned income, grew at an annualized rate of 16.4% for the six months ended June 30, 2023.
Securities portfolio increased $7.5 million, or 4.3%, to $182.7 million at June 30, 2023, compared to $175.2 million at December 31, 2022.
Cash and cash equivalents grew $97.4 million, or 57.8%, to $265.9 million at June 30, 2023, from $168.5 million at December 31, 2022.
Deposits grew $203.2 million, or 11.8%, to $1.9 billion at June 30, 2023 compared to $1.7 billion at December 31, 2022. The majority of the growth was due to an increase of $214.7 million in interest-bearing deposits, partially offset by an $11.5 million decrease in noninterest-bearing deposits. Included in the increase was $83.6 million in brokered deposits. Our total deposits, net of brokered deposits, grew at an annualized rate of 15.0% for the six months ended June 30, 2023.
Total stockholders’ equity increased $15.5 million, or 8.5%, to $197.3 million at June 30, 2023, compared to $181.7 million at December 31, 2022. The increase was substantially due to strong earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.100% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$228,236	13.3%	$255,736	16.1%
Residential	214,897	12.5%	167,891	10.5%
Commercial	1,011,815	58.7%	904,872	56.8%
Commercial and industrial	259,195	15.0%	256,553	16.1%
Consumer and other	8,135	0.5%	7,655	0.5%
Gross Loans	1,722,278	100.0%	1,592,707	100.0%
Deferred loan fees	(5,766)		(5,543)
Allowance for credit losses	(21,385)		(20,156)
Loans, net	$1,695,127		$1,567,008
Gross loans increased $129.6 million, or 8.1%, to $1.7 billion as of June 30, 2023 as compared to $1.6 billion as of December 31, 2022. Portfolio segments and classes remained relatively consistent since December 31, 2022.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 84.5% of our gross loans were secured by real property as of June 30, 2023, compared to 83.4% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 58.7% of total gross loans as of June 30, 2023 and represented 56.8% of total gross loans as of December 31, 2022. C&D loans were 13.3% of total gross loans as of June 30, 2023, and represented 16.1% of total gross loans as of December 31, 2022. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 285.0% as of June 30, 2023 and 283.2% as of December 31, 2022. C&D loans represented 81.2% of total risk-based Bank capital as of June 30, 2023 as compared to 98.0% as of December 31, 2022.

The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of June 30, 2023 and December 31, 2022 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans decreased $27.5 million, or 10.8%, to $228.2 million as of June 30, 2023 from $255.7 million as of December 31, 2022. The majority of this decrease was due to a loan reclassification to residential in the Company’s Huntsville, Alabama market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 53.1% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $20.6 million, or 9.6% of our residential portfolio as of June 30, 2023. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 32.0% of the portfolio. Other residential loans make up the remaining 5.3% of the portfolio.
Residential multi-family loans increased $47.0 million, or 28.0%, to $214.9 million as of June 30, 2023 from $167.9 million as of December 31, 2022. The majority of this increase was due to a loan reclassification to multi-family residential in the Company’s Huntsville market, along with growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $106.9 million, or 11.8%, to $1.0 billion as of June 30, 2023 from $904.9 million as of December 31, 2022. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Auburn, Alabama and Atlanta, Georgia markets. As of June 30, 2023, the Company’s commercial real estate portfolio was comprised of $494.2 million in non-owner occupied commercial real estate loans and $117.0 million in commercial construction loans.
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
Commercial and industrial loans increased $2.6 million, or 1.0% to $259.2 million as of June 30, 2023 from $256.6 million as of December 31, 2022. The majority of this increase was due to loan growth primarily in the Company’s Atlanta and Columbus, Georgia markets.
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
Consumer and other loans (non-real estate loans) increased $480,000 or 6.3%, to $8.1 million as of June 30, 2023 from $7.7 million as of December 31, 2022.
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
At June 30, 2023 and December 31, 2022, loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $113.4 million and $107.9 million, respectively. We sell participations to manage our credit exposures to borrowers. At June 30, 2023 and December 31, 2022, we purchased loan participations totaling $117.0 million and $114.6 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
Allowance for Credit Losses
As described previously under Recent Accounting Pronouncements, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2023.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At June 30, 2023, $1.5 million in allowance for credit losses was recognized on off-balance sheet financial instruments.
The allowance for credit losses was $21.4 million at June 30, 2023 compared to $20.2 million at December 31, 2022, an increase of $1.2 million, or 6.1%. Additional provisions were recorded based on overall growth in loans and current economic factors.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)

Average loans, net of unearned income	$1,676,816	$1,359,320	$1,643,376	$1,319,090
Loans, net of unearned income	1,716,512	1,430,205	1,716,512	1,430,205
Allowance for credit losses at beginning of the period	19,855	15,492	20,156	14,844
Impact of adoption of ASC 326	$—	$—	$(1,285)	$—
Charge offs:
Construction and development	—	—	—	66
Residential	—	7	—	7
Commercial	—	—	—	—
Commercial and industrial	44	—	262	—
Consumer and other	—	1	6	7
Total charge offs	44	8	268	80
Recoveries:
Construction and development	—	—	—	—
Residential	17	18	28	35
Commercial	—	—	—	—
Commercial and industrial	—	—	14	—
Consumer and other	—	1	2	4
Total recoveries	17	19	44	39
Net charge offs (recoveries)	$27	$(11)	$224	$41

Provision for loan losses	$1,557	$1,304	$2,738	$2,004
Balance at end of period	$21,385	$16,807	$21,385	$16,807

Allowance for credit losses on unfunded commitments at beginning of the period	1,285	—	—	—
Impact of adoption of ASC 326	—	—	1,285	—
Provision for credit losses on unfunded commitments	210	—	210	—
Balance at the end of the period	1,495	—	1,495	—

Ratio of allowance to end of period loans	1.25%	1.18%	1.25%	1.18%
Ratio of net charge offs to average loans	0.01%	—%	0.03%	0.01%
Net charge offs for the three months ended June 30, 2023 totaled $27,000, an increase of $38,000 compared to net recoveries of $11,000 for the three months ended June 30, 2022. Net charge offs for the six months ended June 30, 2023 totaled $224,000, an increase of $183,000 compared to net charge offs of $41,000 for the six months ended June 30, 2022.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	June 30, 2023		June 30, 2022
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,655	13.3%	$2,836	12.9%
Residential	2,965	12.5%	1,086	10.7%
Commercial	8,767	58.7%	7,687	60.4%
Commercial and industrial	3,871	15.0%	5,120	15.3%
Consumer and other	127	0.5%	78	0.7%
Total	$21,385	100.0%	$16,807	100.0%
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at June 30, 2023 consisting of one property, located in Birmingham, Alabama. No loss is anticipated.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased approximately $1.2 million from December 31, 2022 to June 30, 2023. The net decrease was primarily attributable to three loans that were returned to accruing status or charged off.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	June 30,		December 31,
	2023	2022	2022
	(dollars in thousands)

Nonaccrual loans	$1,010	$3,550	$2,245
Past due loans 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	1,010	3,550	2,245
OREO	2,870	2,930	2,930
Total nonperforming assets	$3,880	$6,480	$5,175

Allowance for credit losses	$21,385	$16,807	$20,156
Gross loans outstanding at the end of period	$1,722,278	$1,435,089	$1,592,707
Allowance for credit losses to gross loans	1.24%	1.17%	1.27%
Allowance for credit losses to nonperforming loans	2117.33%	473.44%	897.82%
Nonperforming loans to gross loans	0.06%	0.25%	0.14%
Nonperforming assets to gross loans and OREO	0.22%	0.45%	0.32%

Nonaccrual loans by category:
Real Estate:
Construction and development	$33	$73	$67
Residential	297	563	565
Commercial	671	2,135	1,278
Commercial and industrial	9	768	312
Consumer and other	—	11	23
Total	$1,010	$3,550	$2,245

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

The following table summarizes the fair value of the securities portfolio as of June 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2023
Securities Available for Sale
U.S. Treasury securities	$9,743	$—	$(1,146)	$8,597
U.S. Government Sponsored Enterprises (GSEs)	2,760	49	(214)	2,595
State and municipal securities	45,307	—	(5,328)	39,979
Corporate debt securities	12,522	—	(1,561)	10,961
Asset based securities	22,341	9	(822)	21,528
Mortgage-backed GSE residential/multifamily and non-GSE	84,995	7	(5,587)	79,415
Total securities available for sale	$177,668	$65	$(14,658)	$163,075

Securities Held to Maturity
State and municipal securities	19,642	—	(3,820)	15,822
Total securities held to maturity	$19,642	$—	$(3,820)	$15,822
Total securities	$197,310	$65	$(18,478)	$178,897

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2023, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2023 and December 31, 2022. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
June 30, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$4,028	1.31%	$5,715		1.42%	$—	—%	$9,743	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,013		6.08	747	1.54	2,760	4.85
State and municipal securities	346	1.61	1,739	1.91	2,761		1.99	40,461	1.98	45,307	1.98
Corporate debt securities	—	—	3,019	4.84	9,503		4.94	—	—	12,522	4.92
Asset based securities	—	—	1,014	2.19	2,911		1.69	18,416	6.42	22,341	5.61
Mortgage-backed GSE residential/multifamily and non-GSE	8,077	6.84	27,725	5.66	7,786		4.60	41,407	3.88	84,995	4.80
Total securities available for sale	$8,423	6.63%	$37,525	4.86%	$30,689		3.70%	$101,031	3.56%	$177,668	4.01%

Securities Held to Maturity
State and municipal securities	—	—	—	—	6,226		2.35	13,416	2.39	19,642	2.37
Total securities held to maturity	$—	—%	$—	—%	$6,226	1772	2.35%	$13,416	2.39%	$19,642	2.37%
Total securities	$8,423	6.63%	$37,525	4.86%	$36,915		3.47%	$114,447	3.43%	$197,310	3.84%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years			Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,992	1.33%	$7,772		1.39%	$—	—%	$9,764	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,262		4.63	747	1.54	2,009	3.48
State and municipal securities	—	—	2,093	1.86	3,276		2.10	50,835	2.29	56,204	2.26
Corporate debt securities	—	—	3,022	4.84	9,504		4.94	—	—	12,526	4.92
Asset based securities	—	—	1,231	2.16	2,654		1.65	10,194	4.77	14,079	3.96
Mortgage-backed GSE residential/multifamily and non-GSE	5,768	6.53%	27,472	4.83	7,455		4.58	35,197	3.37	75,892	4.26
Total securities available for sale	$5,768	6.53%	$35,810	4.37%	$31,923		3.41%	$96,973	2.94%	$170,474	3.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,310		2.38	14,342	2.37	19,652	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,310	1100	2.38%	$14,342	2.37%	$19,652	2.37%
Total securities	$5,768	6.53%	$35,810	4.37%	$37,233		3.27%	$111,315	2.87%	$190,126	3.34%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At June 30, 2023, BOLI totaled $29.5 million compared to $29.2 million at December 31, 2022. The increase represents an increase in the cash surrender value.

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
Total deposits at June 30, 2023 were $1.9 billion, representing an increase of $203.2 million, or 11.8%, compared to $1.7 billion at December 31, 2022. As of June 30, 2023, 23.3% of total deposits were comprised of noninterest-bearing demand accounts, 50.2% of interest-bearing non-maturity accounts and 26.5% of time deposits. Brokered deposits represented 10.1% of total deposits.
The following table summarizes our deposit balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$449,433	23.3%	$460,977	26.8%
Interest-bearing transaction	922,835	48.0%	837,127	48.6%
Savings	41,574	2.2%	49,235	2.9%
Time deposits, $250,000 and under	438,228	22.8%	307,145	17.8%
Time deposits, over $250,000	71,841	3.7%	66,259	3.9%
Total deposits	$1,923,911	100.0%	$1,720,743	100.0%
The following tables set forth the maturity of time deposits as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$60,690	$112,587	$84,224	$11,297	$268,798
Time deposits, $100,000 through $250,000	13,401	114,597	40,524	908	169,430
Time deposits, over $250,000	5,755	54,905	10,880	301	71,841
Total time deposits	$79,846	$282,089	$135,628	$12,506	$510,069

	December 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$35,256	$78,290	$59,178	$1,705	$174,429
Time deposits, $100,000 through $250,000	15,096	48,578	67,921	1,121	132,716
Time deposits, over $250,000	9,237	28,898	27,823	301	66,259
Total time deposits	$59,589	$155,766	$154,922	$3,127	$373,404
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of June 30, 2023 and 2022:

	June 30,
	2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$438,862	—%	$508,560	—%
Interest-bearing transaction	93,093	0.09%	112,874	0.09%
Money markets	779,687	3.07%	643,622	0.36%
Savings	46,295	0.20%	62,219	0.20%
Time deposits	437,573	3.14%	223,013	0.45%
Total deposits	$1,795,510	2.11%	$1,550,288	0.23%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2023 and December 31, 2022, we had borrowing capacity from the FHLB of $220.5 million and $99.5 million, respectively. We had $45.0 million in FHLB borrowings as of June 30, 2023 and $31.0 million as of December 31, 2022. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)

Amount outstanding at end of period	$45,000	$31,000
Weighted average interest rate at end of period	4.65%	3.43%
Maximum month-end balance	$45,000	$35,000
Average balance outstanding during the period	$31,862	$25,264
Weighted average interest rate during the period	4.35%	1.15%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $87.2 million as of June 30, 2023 and December 31, 2022, all of which was available at these dates.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of June 30, 2023 was $0.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of June 30, 2023, was approximately 28.7%. Based on a peer analysis, utilizing public data as of March 31, 2023, we believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of June 30, 2023, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2023 and December 31, 2022.
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
In addition, the Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the Federal Deposit Insurance Act’s prompt corrective action regime, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A depository institution is defined to be well capitalized if it has a common equity tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels. Bank holding companies are not suspect to prompt corrective action.

The Company and the Bank exceeded all regulatory capital requirements under Basel III and the Bank met all the minimum capital adequacy requirements to be considered “well capitalized” for prompt corrective action purposes as of the dates reflected in the table below. As a bank holding company with less than $3.0 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event the Company were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2023

Tier 1 capital (to average assets)
Company	$190,124	8.70%	$87,394	4.00%	$—	—
Bank	$258,303	11.82%	$87,394	4.00%	$109,243	5.00%

CET 1 capital (to risk-weighted assets)
Company	$190,124	9.11%	$146,135	7.00%	$—	—
Bank	$258,303	12.37%	$146,135	7.00%	$135,697	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$190,124	9.11%	$177,449	8.50%	$—	—
Bank	$258,303	12.37%	$177,449	8.50%	$167,011	8.00%

Total capital (to risk-weighted assets)
Company	$301,004	14.42%	$219,202	10.50%	$—	—
Bank	$281,183	13.47%	$219,202	10.50%	$208,764	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at June 30, 2023.

	Payments Due as of June 30, 2023
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$361,935	$148,107	$27	$510,069
FHLB advances	25,000	20,000	—	45,000
Subordinated debt borrowings	—	—	86,485	86,485
Other borrowings	—	(13)	—	(13)
Total contractual obligations	$386,935	$168,094	$86,512	$641,541
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
The following table summarizes commitments we have made as of the dates presented.

	June 30, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$550,086	$550,315
Standby letters of credit	3,604	5,632
Total	$553,690	$555,947
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of June 30, 2023	As of June 30, 2022
Change in Interest Rates (Basis Points)
+400	5.80	21.31
+300	4.70	16.03
+200	3.30	10.60
+100	1.80	5.40
-100	(7.20)	(6.45)
-200	(12.00)	(17.36)
-300	(17.10)	(27.82)
-400	(22.90)	(32.32)
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
Allowance for Credit Losses. The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance. The Company’s allowance for credit losses consists of specific valuation allowances established for probable losses on specific loans and general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends, discretionarily adjusted for general economic conditions and other qualitative internal and external risk factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of June 30, 2023, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Deposits are insured by the FDIC up to legal limits and subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by the level of its assessment base and its risk classification under an FDIC risk-based assessment system. The FDIC has the power to change deposit insurance assessment rates, the manner deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Following the recent bank failures, banking regulators announced that the FDIC will ensure that all depositors in the failed banks will receive full coverage of all of their deposits, at no cost to taxpayers. The FDIC has issued a proposed rule, which would impose special assessments on certain banks. As currently written, we would not be impacted by this special assessment, however this rule is not final. Any future additional assessments, increases, or required prepayments in FDIC insurance premiums could adversely impact our earnings.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced share repurchase program authorizing us to repurchase up to $10.0 million of our common stock (the “Program”), and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

April 1 - April 30, 2023	5,000	$22.53	5,000	$9,313
May 1 - May 31, 2023	12,474	$20.62	12,474	$9,055
June 1 - June 30, 2023	1,728	$20.14	1,728	$9,021
Total	19,202	$21.07	19,202	$9,021
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

10.1*†
Confidential Severance and Release Agreement, dated April 28, 2023 (incorporated by reference to Exhibit 10.1 to the Southern Sates Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 1, 2023).

10.2*†	Amendment No. 2 of the Southern States Bancshares, Inc. 2017 Incentive Stock Compensation Plan
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Indicates a management contract or compensatory plan.
#	Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(b)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: August 14, 2023	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)