Form 10-Q
period 2023-09-30
Southern States Bancshares, Inc.
filed 2023-11-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, the registrant had 8,836,365 shares of common stock, $5 par value per share, issued and outstanding.

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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities (such as the conflict between Russia and Ukraine or Israel and Hamas) or other international or domestic calamities as well as national and international economic conditions and health issues, such as COVID-19, and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$31,047	$15,260
Interest-bearing deposits in banks	103,646	90,198
Federal funds sold	81,487	63,041
Total cash and cash equivalents	216,180	168,499

Securities available for sale, at fair value ($187,597 amortized cost, $0 allowance for credit losses at September 30, 2023; $170,474 amortized cost, $0 allowance for credit losses at December 31, 2022)	169,859	155,544
Securities held to maturity, at amortized cost	19,637	19,652
Other equity securities, at fair value	3,654	4,444
Restricted equity securities, at cost	4,971	3,134
Loans held for sale	1,799	1,047

Loans, net of unearned income	1,774,148	1,587,164
Less allowance for credit losses	22,181	20,156
Loans, net	1,751,967	1,567,008

Premises and equipment, net	26,694	27,345
Accrued interest receivable	8,321	6,963
Bank owned life insurance	29,697	29,186
Annuities	15,266	15,478
Foreclosed assets	2,903	2,930
Goodwill	16,862	16,862
Core deposit intangible	981	1,226
Other assets	27,736	25,886

Total assets	$2,296,527	$2,045,204

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$418,125	$460,977
Interest-bearing	1,498,276	1,259,766
Total deposits	1,916,401	1,720,743

Other borrowings	4,991	(19)
FHLB advances	55,000	31,000
Subordinated notes	86,582	86,314
Accrued interest payable	1,280	584
Other liabilities	30,349	24,863
Total liabilities	2,094,603	1,863,485

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,834,168 and 8,706,920 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	44,307	43,714
Capital surplus	77,671	76,785
Retained earnings	94,429	73,764
Accumulated other comprehensive loss	(13,126)	(11,048)
Unvested restricted stock	(580)	(477)
Vested restricted stock units	(777)	(1,019)

Total stockholders' equity	201,924	181,719

Total liabilities and stockholders' equity	$2,296,527	$2,045,204
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income:
Loans, including fees	$30,084	$20,052	$83,049	$51,083
Taxable securities	1,796	1,010	4,819	2,417
Nontaxable securities	227	323	747	931
Other interest and dividends	3,097	1,135	7,473	1,713
Total interest income	35,204	22,520	96,088	56,144

Interest expense:
Deposits	12,732	2,489	31,498	4,251
Other borrowings	1,741	596	4,881	1,439
Total interest expense	14,473	3,085	36,379	5,690

Net interest income	20,731	19,435	59,709	50,454
Provision for credit losses	773	1,663	3,511	3,667
Net interest income after provision for credit losses	19,958	17,772	56,198	46,787

Noninterest income:
Service charges on deposit accounts	442	508	1,348	1,433
Swap fees	453	11	622	48
SBA/USDA fees	74	95	274	575
Mortgage origination fees	158	218	446	717
Net (loss) gain on securities	(12)	(143)	457	(546)
Employee retention credit	(5,100)	—	—	—
Other operating income	1,091	650	2,608	1,847
Total noninterest income	(2,894)	1,339	5,755	4,074

Noninterest expenses:
Salaries and employee benefits	5,752	6,152	19,926	17,859
Equipment and occupancy expenses	718	764	2,095	2,188
Data processing fees	650	599	1,889	1,733
Regulatory assessments	322	235	844	760
Professional fees related to ERC	(1,243)	—	—	—
Other operating expenses	2,370	2,487	7,405	6,638
Total noninterest expenses	8,569	10,237	32,159	29,178

Income before income taxes	8,495	8,874	29,794	21,683

Income tax expense	1,866	2,174	6,738	5,204

Net income	$6,629	$6,700	$23,056	$16,479

Basic earnings per share	$0.75	$0.77	$2.62	$1.87

Diluted earnings per share	$0.73	$0.75	$2.56	$1.84
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Net income	$6,629	$6,700

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit of $818 and $1,393, respectively	(2,327)	(3,964)

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0	—	—

Other comprehensive loss	(2,327)	(3,964)

Comprehensive income	$4,302	$2,736

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net income	$23,056	$16,479

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during the period, net of benefit $733 and $5,100, respectively	(2,087)	(14,516)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $3 and $0, respectively	9	—

Other comprehensive loss	(2,078)	(14,516)

Comprehensive income	$20,978	$1,963
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)	$(1,019)	$181,719
Net income	—	—	—	—	—	23,056	—	—	—	23,056
Issuance of common stock	—	—	3,813	19	64	—	—	—	—	83
Exercise of common stock options	—	—	137,525	687	796	—	—	—	—	1,483
Issuance of restricted stock	—	—	23,534	118	565	—	—	(683)	—	—
Forfeiture of restricted stock	—	—	(7,135)	(36)	(141)	—	—	177	—	—
Vested restricted stock units	—	—	—	21	100	—	—	—	(121)	—
Issuance of restricted stock units	—	—	12,713	—	—	—	—	—	363	363
Repurchase of common stock under the stock repurchase program	—	—	(43,202)	(216)	(763)	—	—	—	—	(979)
Stock-based compensation	—	—	—	—	265	—	—	403	—	668
Common stock dividends	—	—	—	—	—	(2,391)	—	—	—	(2,391)
Other comprehensive loss	—	—	—	—	—	—	(2,078)	—	—	(2,078)
Balance, September 30, 2023	—	$—	8,834,168	$44,307	$77,671	$94,429	$(13,126)	$(580)	$(777)	$201,924
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$23,056	$16,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	877	953
Net (gain) loss on securities	(457)	546
Net amortization of securities	456	699
Amortization of core deposit intangible	245	198
Provision for credit losses	3,511	3,667
Deferred income taxes	71	—
Loss on sale of foreclosed assets	7	—
Stock-based compensation	668	695
Net (increase) decrease in loans held for sale	(752)	757
Income from bank owned life insurance	(511)	(455)
Increase in interest receivable	(1,358)	(1,529)
Increase in interest payable	696	227
Net other operating activities	4,977	7,147

Net cash provided by operating activities	31,486	29,384

INVESTING ACTIVITIES
Purchase of securities available for sale	(41,639)	(46,508)
Proceeds from sale of securities available for sale	10,532	—
Proceeds from sale of other equity securities	800	3,129
Proceeds from maturities, calls, and paydowns of securities available for sale	13,520	7,524
Net purchase of restricted equity securities	(1,837)	(191)
Purchase of annuities	—	(2,622)
Purchase of bank owned life insurance	—	(7,021)
Net increase in loans	(188,460)	(274,778)
Proceeds from sale of foreclosed assets	10	—
Purchase of premises, equipment and software	(226)	(2,494)

Net cash used in investing activities	(207,300)	(322,961)

FINANCING ACTIVITIES
Net increase in deposits	195,658	210,641
Proceeds from issuance of common stock	1,566	206
Proceeds from restricted stock units	363	—
Repurchase of common stock	(979)	(7,356)
Net proceeds of FHLB advances	24,000	50
Net proceeds of other borrowings	5,010	7,481
Net proceeds of subordinated notes	268	47,042
Common stock dividends paid	(2,391)	(2,381)

Net cash provided by financing activities	223,495	255,683

Net increase (decrease) in cash and cash equivalents	47,681	(37,894)

Cash and cash equivalents at beginning of year	168,499	283,956

Cash and cash equivalents at end of year	$216,180	$246,062

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$35,683	$5,463
Income taxes	$9,029	$5,901

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$43	$—
Internally financed sale of foreclosed assets	$53	$—
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at September 30, 2023 and December 31, 2022.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of September 30, 2023, the Company had $19,637 of held to maturity securities and no related valuation account.
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
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At September 30, 2023, $1.5 million in allowance for credit losses has been recognized on off-balance sheet financial instruments.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at September 30, 2023.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in September 2023. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of September 30, 2023 and based on that evaluation there was no impairment.
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
Recent Accounting Pronouncements
On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, this standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross charge offs by year of origination. It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty. The Company adopted these standards as required on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Net Income	$6,629	$6,700	$23,056	$16,479
Weighted average common shares outstanding	8,846,018	8,693,745	8,791,007	8,797,720
Basic earnings per share	$0.75	$0.77	$2.62	$1.87
Diluted Earnings Per Share:
Net income allocated to common shareholders	$6,624	$6,693	$23,045	$16,465
Weighted average common shares outstanding	8,846,018	8,693,745	8,791,007	8,797,720
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	194,669	177,371	225,596	154,880
Average shares and dilutive potential common shares	9,040,687	8,871,116	9,016,603	8,952,600
Dilutive earnings per share	$0.73	$0.75	$2.56	$1.84

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 3. SECURITIES

The amortized cost and fair value of securities at September 30, 2023 and December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Securities Available for Sale
U.S. Treasury securities	$9,732	$—	$(1,281)	$8,451
U.S. Government Sponsored Enterprises (GSEs)	2,581	43	(246)	2,378
State and municipal securities	45,389	—	(8,141)	37,248
Corporate debt securities	12,520	—	(1,446)	11,074
Asset based securities	19,925	45	(676)	19,294
Mortgage-backed GSE residential/multifamily and non-GSE	97,450	40	(6,076)	91,414
Total securities available for sale	$187,597	$128	$(17,866)	$169,859

Securities Held to Maturity
State and municipal securities	19,637	—	(4,693)	14,944
Total securities held to maturity	$19,637	$—	$(4,693)	$14,944
Total securities	$207,234	$128	$(22,559)	$184,803

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Securities with a carrying value of $26,655 and $32,222 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$483	$472	$—	$—
Due from one year to five years	9,508	8,638	8,338	7,818
Due after five to ten years	25,185	22,188	24,468	22,047
Due after ten years	54,971	47,147	61,776	55,396
Mortgage-backed securities	97,450	91,414	75,892	70,283
Total securities available for sale	$187,597	$169,859	$170,474	$155,544

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	6,228	4,880	5,310	4,255
Due after ten years	13,409	10,064	14,342	11,110
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,637	$14,944	$19,652	$15,365
Total securities	$207,234	$184,803	$190,126	$170,909
Restricted equity securities as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$4,046	$2,209
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$4,971	$3,134

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
September 30, 2023
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(1,281)	$8,451	$(1,281)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(246)	1,489	(246)
State and municipal securities	(4)	383	(8,137)	36,865	(8,141)
Corporate debt securities	(39)	212	(1,407)	10,862	(1,446)
Asset based securities	(19)	4,693	(657)	8,443	(676)
Mortgage-backed GSE residential/multifamily and non-GSE	(529)	26,864	(5,547)	56,453	(6,076)
Total securities available for sale	$(591)	$32,152	$(17,275)	$122,563	$(17,866)

Securities Held to Maturity
State and municipal securities	—	—	(4,693)	14,944	(4,693)
Total securities held to maturity	$—	$—	$(4,693)	$14,944	$(4,693)
Total securities	$(591)	$32,152	$(21,968)	$137,507	$(22,559)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$(119)	$1,873	$(1,061)	$6,711	$(1,180)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(221)	1,788	(221)
State and municipal securities	(2,561)	26,504	(3,818)	19,012	(6,379)
Corporate debt securities	(507)	8,497	(392)	3,130	(899)
Asset based securities	(178)	6,497	(564)	6,840	(742)
Mortgage-backed GSE residential/multifamily and non-GSE	(3,598)	52,260	(2,014)	16,107	(5,612)
Total securities available for sale	$(6,963)	$95,631	$(8,070)	$53,588	$(15,033)

Securities Held to Maturity
State and municipal securities	(2,072)	8,153	(2,215)	7,211	(4,287)
Total securities held to maturity	$(2,072)	$8,153	$(2,215)	$7,211	$(4,287)
Total securities	$(9,035)	$103,784	$(10,285)	$60,799	$(19,320)
The unrealized losses on 236 securities at September 30, 2023 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at September 30, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
At September 30, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at September 30, 2023. All debt securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$229,188	12.9%	$255,736	16.1%
Residential	224,499	12.6%	167,891	10.5%
Commercial	1,049,545	59.0%	904,872	56.8%
Commercial and industrial	268,283	15.0%	256,553	16.1%
Consumer and other	8,331	0.5%	7,655	0.5%
Gross Loans	1,779,846	100.0%	1,592,707	100.0%
Deferred loan fees	(5,698)		(5,543)
Allowance for credit losses	(22,181)		(20,156)
Loans, net	$1,751,967		$1,567,008
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
Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in each portfolio segment. For the consumer portfolio segment, the risk management process focuses on managing customers who become delinquent in their payments. For the commercial and real estate portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios. To ensure problem credits are identified on a timely basis, several specific portfolio reviews occur each year to assess the larger adversely rated credits for proper risk rating and accrual status
Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by the Chief Credit Officer and reported to the Board of Directors.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following table summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of September 30, 2023
Real Estate Mortgages:
Construction and development
Pass	$35,794	$135,466	$42,453	$3,019	$2,338	$5,453	$—	$224,523
Special Mention	—	—	—	—	—	4,447	—	4,447
Substandard	—	—	218	—	—	—	—	218
Doubtful	—	—	—	—	—	—	—	—
Total	35,794	135,466	42,671	3,019	2,338	9,900	—	229,188

Residential
Pass	33,236	67,787	25,419	43,033	7,099	13,932	32,298	222,804
Special Mention	33	694	—	—	41	37	87	892
Substandard	514	153	—	—	58	24	54	803
Doubtful	—	—	—	—	—	—	—	—
Total	33,783	68,634	25,419	43,033	7,198	13,993	32,439	224,499

Commercial
Pass	150,918	307,077	271,371	102,538	67,805	131,394	—	1,031,103
Special Mention	19	451	3,046	2,721	429	4,766	—	11,432
Substandard	—	329	465	—	—	6,216	—	7,010
Doubtful	—	—	—	—	—	—	—	—
Total	150,937	307,857	274,882	105,259	68,234	142,376	—	1,049,545

Commercial and industrial
Pass	45,767	64,030	25,601	15,460	5,613	11,127	78,030	245,628
Special Mention	199	3,451	1,553	11,721	420	25	3,542	20,911
Substandard	25	1,420	299	—	—	—	—	1,744
Doubtful	—	—	—	—	—	—	—	—
Total	45,991	68,901	27,453	27,181	6,033	11,152	81,572	268,283

Consumer and other
Pass	1,941	1,373	364	186	342	1,392	2,710	8,308
Special Mention	—	—	10	13	—	—	—	23
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	1,941	1,373	374	199	342	1,392	2,710	8,331

Gross Loans
Pass	267,656	575,733	365,208	164,236	83,197	163,298	113,038	1,732,366
Special Mention	251	4,596	4,609	14,455	890	9,275	3,629	37,705
Substandard	539	1,902	982	—	58	6,240	54	9,775
Doubtful	—	—	—	—	—	—	—	—
Total	$268,446	$582,231	$370,799	$178,691	$84,145	$178,813	$116,721	$1,779,846

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following table summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis performed as of December 31, 2022, prior to the adoption of ASU 2016-13:

	Pass	Special Mention	Substandard	Doubtful	Total

As of December 31, 2022
Real estate mortgages:
Construction and development	$251,130	$4,539	$67	$—	$255,736
Residential	165,388	1,787	716	—	167,891
Commercial	883,082	18,532	3,258	—	904,872
Commercial and industrial	247,948	8,322	283	—	256,553
Consumer and other	7,604	28	23	—	7,655
Total	$1,555,152	$33,208	$4,347	$—	$1,592,707
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following table summarizes collateral dependent loans, which are individually evaluated to determine expected credit losses.

	Real Estate	Other	Total	ACL

As of September 30, 2023
Real estate mortgages:
Construction and development	$433	$—	$433	$33
Residential	1,145	—	1,145	76
Commercial	7,640	—	7,640	140
Commercial and industrial	—	1,744	1,744	508
Consumer and other	—	2	2	—
Total	$9,218	$1,746	$10,964	$757

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of September 30, 2023 and December 31, 2022:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of September 30, 2023
Real estate mortgages:
Construction and development	$228,970	$218	$—	$—	$218	$—	$—	$229,188
Residential	223,270	799	141	—	940	24	265	224,499
Commercial	1,048,016	744	—	—	744	328	457	1,049,545
Commercial and industrial	267,815	399	61	—	460	—	8	268,283
Consumer and other	8,331	—	—	—	—	—	—	8,331
Total	$1,776,402	$2,160	$202	$—	$2,362	$352	$730	$1,779,846

As of December 31, 2022
Real estate mortgages:
Construction and development	$255,575	$—	$94	$—	$94	$—	$67	$255,736
Residential	167,108	147	72	—	219	30	534	167,891
Commercial	900,895	2,634	65	—	2,699	351	927	904,872
Commercial and industrial	254,824	1,379	38	—	1,417	277	35	256,553
Consumer and other	7,570	62	—	—	62	16	7	7,655
Total	$1,585,972	$4,222	$269	$—	$4,491	$674	$1,570	$1,592,707

The Company recognized $44 and $167 of interest income on nonaccrual loans during the nine months ended September 30, 2023, and September 30, 2022, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of September 30, 2023 and September 30, 2022. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1.3 million. At September 30, 2023, $1.5 million in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Allowance for Credit Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	4,173	(665)	3	3,511
Loans charged off	(3)	(262)	(6)	(271)
Recoveries of loans previously charged off	38	14	18	70
Ending balance at September 30, 2023	$17,487	$4,609	$85	$22,181
Allowance for Loans Losses - Incurred Loss Methodology

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	1,337	2,371	(41)	3,667
Loans charged off	(73)	(269)	(8)	(350)
Recoveries of loans previously charged off	46	204	12	262
Ending balance at September 30, 2022	$12,864	$5,472	$87	$18,423

Ending balance - individually evaluated for impairment	$489	$331	$—	$820
Ending balance - collectively evaluated for impairment	12,335	5,141	87	17,563
Ending balance - loans acquired with deteriorated credit quality	40	—	—	40
Total ending balance at September 30, 2022	$12,864	$5,472	$87	$18,423

Loans:
Ending balance - individually evaluated for impairment	$5,963	$888	$22	$6,873
Ending balance - collectively evaluated for impairment	1,269,261	242,689	10,133	1,522,083
Ending balance - loans acquired with deteriorated credit quality	1,173	—	—	1,173
Total ending balance at September 30, 2022	$1,276,397	$243,577	$10,155	$1,530,129

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Impaired Loans - Incurred Loss Methodology (Continued)
A loan held for investment is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. The following tables detail our interest income recognized on impaired loans, by portfolio class in the nine months ended September 30, 2022.

	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$387	$403	$14
Residential	1,149	1,178	45
Commercial	4,129	4,180	208
Commercial and industrial	527	517	22
Consumer and other	22	18	1
Total with no related allowance recorded	6,214	6,296	290

With an allowance recorded:
Real estate mortgages:
Construction and development	94	96	4
Residential	235	240	8
Commercial	1,142	515	24
Commercial and industrial	361	271	17
Consumer and other	—	—	—
Total with an allowance recorded	1,832	1,122	53
Total impaired loans	$8,046	$7,418	$343
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	September 30, 2023	December 31, 2022
Noninterest-bearing transaction	$418,125	$460,977
Interest-bearing transaction	934,383	837,127
Savings	38,518	49,235
Time deposits, $250,000 and under	436,613	307,145
Time deposits, over $250,000	88,762	66,259
Total	$1,916,401	$1,720,743

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS (Continued)
Brokered deposits totaled $168,348 at September 30, 2023 and $110,503 at December 31, 2022. The scheduled maturities of time deposits at September 30, 2023 are as follows:

October 1, 2023 – September 30, 2024	$413,265
October 1, 2024 – September 30, 2025	66,084
October 1, 2025 – September 30, 2026	28,578
October 1, 2026 – September 30, 2027	11,195
October 1, 2027 – September 30, 2028	6,226
Thereafter	27
Total	$525,375
At September 30, 2023 and December 31, 2022, overdrawn transaction accounts reclassified to loans totaled $197 and $137, respectively.
NOTE 6.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2023, the remaining balance of the debt issuance cost was $737. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.00% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2023, the remaining balance of the debt issuance cost was $680. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company has posted cash collateral of $9,720. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the nine months ended September 30, 2023, were $7 and $628, respectively.

September 30, 2023				December 31, 2022
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$93,354	Other Assets	$9,596	Interest Rate Products	$73,631	Other Assets	$8,870
Interest Rate Products	93,354	Other Liabilities	(9,614)	Interest Rate Products	73,631	Other Liabilities	(8,882)
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
As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,784. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at their termination value of $9,784, less the required collateral of $9,720.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	September 30, 2023	December 31, 2022
Commitments to extend credit	$525,402	$550,315
Standby letters of credit	3,582	5,632
Total	$528,984	$555,947
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2023 and September 30, 2022.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $57,433 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $28,717.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of September 30, 2023, the Company had 8,834,168 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2022, the Company had 8,706,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2023, approximately $79,355 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
As of September 30, 2023, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3.0 billion in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of September 30, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10.0 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of September 30, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2023

Tier 1 capital (to average assets)
Company	$197,207	8.70%	$90,659	4.00%	$—	—
Bank	$265,421	11.71%	$90,659	4.00%	$113,324	5.00%

CET 1 capital (to risk-weighted assets)
Company	$197,207	9.32%	$148,087	7.00%	$—	—
Bank	$265,421	12.55%	$148,087	7.00%	$137,509	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$197,207	9.32%	$179,819	8.50%	$—	—
Bank	$265,421	12.55%	$179,819	8.50%	$169,242	8.00%

Total capital (to risk-weighted assets)
Company	$308,912	14.60%	$222,130	10.50%	$—	—
Bank	$289,126	13.67%	$222,130	10.50%	$211,552	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
U.S. Treasury securities	$8,451	$—	$8,451	$—
U.S. Government Sponsored Enterprises (GSEs)	2,378	—	2,378	—
State and municipal securities	37,248	—	37,248	—
Corporate debt securities	11,074	—	11,074	—
Asset based securities	19,294	—	19,294	—
Mortgage-backed GSE residential/multifamily and non-GSE	91,414	—	91,414	—
Other equity securities	3,654	3,654	—	—
Interest Rate Products - asset	9,596	—	9,596	—
Interest Rate Products - liabilities	(9,614)	—	(9,614)	—

December 31, 2022
U.S. Treasury securities	$8,584	$—	$8,584	$—
U.S. Government Sponsored Enterprises (GSEs)	1,788	—	1,788	—
State and municipal securities	49,925	—	49,925	—
Corporate debt securities	11,627	—	11,627	—
Asset based securities	13,337	—	13,337	—
Mortgage-backed GSE residential/multifamily and non-GSE	70,283	—	70,283	—
Other equity securities	4,444	3,674	—	770
Interest Rate Products - asset	8,870	—	8,870	—
Interest Rate Products - liabilities	(8,882)	—	(8,882)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:
Impaired loans	$2,596	$—	$—	$2,596
Foreclosed assets	2,903	—	—	2,903
Totals	$5,499	$—	$—	$5,499

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
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $10,964 and $10,141 with a specific valuation allowance of $757 and $551 at September 30, 2023 and December 31, 2022, respectively. Of the $10,964 and $10,141 impaired loan portfolio, $3,353 and $1,571 were carried at fair value as a result of charge offs, specific valuation allowances, and the fair market adjustments at September 30, 2023 and December 31, 2022, respectively. The remaining $7,611 and $8,570 was carried at cost, as the fair value of the collateral on these loans exceeded the book value for each individual credit at September 30, 2023 and December 31, 2022, respectively. Charge offs and changes in specific valuation allowances at September 30, 2023 and December 31, 2022 on impaired loans carried at fair value resulted in additional provision for credit losses of $524 and $215, respectively.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
For Level 3 assets measured at fair value on a recurring basis as of September 30, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

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
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$2,596	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$2,903	Appraisal	Appraisal discounts (%)	10-15%
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$216,180	$216,180	$—	$—
Securities available for sale	169,859	—	169,859	—
Other equity securities	3,654	3,654	—	—
Loans held for sale	1,799	—	1,799	—
Trading assets	9,596	—	9,596	—
Loans, net	1,751,967	—	1,716,735	2,596
Bank owned life insurance	29,697	—	29,697	—
Annuities	15,266	—	15,266	—
Accrued interest receivable	8,321	—	8,321	—
Restricted equity securities	4,971	—	—	4,971

Financial liabilities:
Deposits	$1,916,401	$—	$1,912,102	$—
Trading liabilities	9,614	—	9,614	—
FHLB advances	55,000	—	54,883	—
Other borrowings	4,991	—	4,991	—
Subordinated notes	86,582	—	86,582	—
Accrued interest payable	1,280	—	1,280	—

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

Overview of Third Quarter 2023 Results
Net income was $6.6 million for the quarter ended September 30, 2023, compared to $8.8 million for the quarter ended June 30, 2023 and $6.7 million for the quarter ended September 30, 2022.
During the second quarter of 2023, the Company received a $5.1 million Employee Retention Credit (“ERC”). The second quarter of 2023 included the $5.1 million ERC in noninterest income, and also included $1.2 million in noninterest expense for professional fees paid by the Company in obtaining the ERC. After reviewing the revised IRS guidelines pertaining to ERC issued during the third quarter of 2023, the Company decided to return the full $5.1 million ERC to the IRS and recorded a payable. The Company will also receive a refund of all professional fees totaling $1.2 million related to ERC. Accordingly, the third quarter of 2023 reflected a $5.1 million reduction in noninterest income and a $1.2 million reduction in noninterest expense related to the return of the ERC. This was deemed a change in circumstance between the second and third quarters of 2023. There was no impact on the nine months ended September 30, 2023.
Significant measures in the third quarter of 2023 included:

•Annualized return on average assets (“ROAA”) was 1.15% for the three months ended September 30, 2023, compared to 1.60% for the three months ended June 30, 2023 and 1.35% for the three months ended September 30, 2022.

•Annualized return on average equity (“ROAE”) was 12.96% for the three months ended September 30, 2023, compared to 18.15% for the three months ended June 30, 2023 and 15.42% for the three months ended September 30, 2022.

•Basic earnings per common share was $0.75 for the three months ended September 30, 2023, compared to $1.00 for the three months ended June 30, 2023 and $0.77 for the three months ended September 30, 2022.

•Net interest margin of 3.78% for the third quarter of 2023, compared to 3.73% for the second quarter of 2023 and 4.15% for the third quarter of 2022.

•Net interest income was $20.7 million for the three months ended September 30, 2023, an increase of $1.3 million, or 6.7%, from $19.4 million for the three months ended June 30, 2023 and an increase of $1.3 million, or 6.7%, from $19.4 million for the three months ended September 30, 2022.

•Loans, net of unearned income, were $1.8 billion as of September 30, 2023, a $57.6 million, or 3.4%, increase compared to June 30, 2023, or a linked-quarter annualized growth rate of 13.3%.

•Deposits were $1.9 billion as of September 30, 2023, a $7.5 million, or 0.4% decrease compared to June 30, 2023, or a linked-quarter annualized reduction rate of (1.5)%.

•Deposits, excluding brokered deposits, were $1.7 billion as of September 30, 2023, an $18.3 million, or 1.1% increase compared to June 30, 2023, or linked-quarter annualized growth rate of 4.2%.
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
Results of Operations for the Three Months Ended September 30, 2023 and 2022
We had net income of $6.6 million for the three months ended September 30, 2023, compared to net income of $6.7 million for the three months ended September 30, 2022, a decrease of $71,000, or 1.1%. The decreased net income was primarily the result of a decrease in noninterest income, which was substantially offset by decreases in noninterest expense and credit loss provision and an increase in net interest income.
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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,740,582	$30,084	6.86%	$1,480,735	$20,052	5.37%
Taxable securities	156,364	1,796	4.56%	128,932	1,010	3.11%
Nontaxable securities	45,466	227	1.98%	56,738	323	2.26%
Other interest-earnings assets	232,691	3,097	5.28%	192,699	1,135	2.34%
Total interest-earning assets	$2,175,103	$35,204	6.42%	$1,859,104	$22,520	4.81%
Allowance for credit losses	(21,606)			(17,250)
Noninterest-earning assets	128,720			124,702
Total Assets	$2,282,217			$1,966,556

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$88,668	$20	0.09%	$114,517	$26	0.09%
Savings and money market accounts	867,066	7,767	3.55%	811,349	1,644	0.80%
Time deposits	516,290	4,945	3.80%	281,931	819	1.15%
FHLB advances	43,261	514	4.72%	27,380	102	1.47%
Other borrowings	86,621	1,227	5.62%	47,659	494	4.12%
Total interest-bearing liabilities	$1,601,906	$14,473	3.58%	$1,282,836	$3,085	0.95%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$448,616			$491,917
Other liabilities	28,740			19,401
Total noninterest-bearing liabilities	$477,356			$511,318
Stockholders’ Equity	202,955			172,402
Total Liabilities and Stockholders’ Equity	$2,282,217			$1,966,556

Net interest income		$20,731			$19,435
Net interest spread(2)			2.84%			3.86%
Net interest margin(3)			3.78%			4.15%
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

	Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$4,434	$5,598	$10,032
Taxable securities	315	471	786
Nontaxable securities	(56)	(40)	(96)
Other interest-earning assets	532	1,430	1,962
Total increase in interest income	$5,225	$7,459	$12,684

Interest-bearing liabilities:
Interest-bearing transaction accounts	(6)	—	(6)
Savings and money market accounts	499	5,624	6,123
Time deposits	2,244	1,882	4,126
FHLB advances	188	224	412
Other borrowings	552	181	733
Total increase in interest expense	$3,477	$7,911	$11,388
Increase in net interest income	$1,748	$(452)	$1,296
Net interest income for the three months ended September 30, 2023 was $20.7 million compared to $19.4 million for the three months ended September 30, 2022, an increase of $1.3 million, or 6.7%. The increase in net interest income was comprised of a $12.7 million, or 56.3%, increase in interest income, partially offset by an $11.4 million, or 369.1%, increase in interest expense. The growth in interest income was primarily attributable to a 1.49% increase in the yield earned on average loans outstanding coupled with a $259.8 million, or 17.5%, increase in average loans outstanding as of September 30, 2023, compared to September 30, 2022. The increase in average loans outstanding was primarily due to organic growth. The $11.4 million increase in interest expense for the quarter ended September 30, 2023 was substantially related to a 2.63% increase in the rate paid on interest-bearing liabilities coupled with an increase of $319.1 million, or 24.9%, in average interest-bearing liabilities as of September 30, 2023 compared to September 30, 2022. The increase in average interest-bearing liabilities from September 30, 2022 to September 30, 2023 was primarily due to organic growth. For the three months ended September 30, 2023, net interest margin and net interest spread were 3.78% and 2.84%, respectively, compared to 4.15% and 3.86%, respectively, for the same period in 2022.
Provision for Credit Losses
The provision for credit losses for the three months ended September 30, 2023 was $773,000 compared to $1.7 million for the three months ended September 30, 2022. The provision for the three months ended September 30, 2023 was recorded based on loan growth, whereas provision for the three months ended September 30, 2022 was recorded based on loan growth as well as current economic factors. In the three months ended September 30, 2023, there were net recoveries of $23,000. In the three months ended September 30, 2022, there were net charge offs of $47,000.
The allowance for credit losses as a percentage of gross loans was 1.25% and 1.20% at September 30, 2023 and 2022, respectively.
Noninterest Income
Noninterest income for the three months ended September 30, 2023 was $(2.9) million compared to $1.3 million for the three months ended September 30, 2022, a decrease of $4.2 million, or 316.1%, which substantially resulted from the aforementioned return of ERC, partially offset by an increase in swap fees and other operating income during the three months ended September 30, 2023.

The following table sets forth the major components of our noninterest income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$442	$508	$(66)
Swap fees	453	11	442
SBA/USDA fees	74	95	(21)
Bank card services and interchange fees	389	443	(54)
Mortgage banking activities	158	218	(60)
Net loss on securities	(12)	(143)	131
ERC	(5,100)	—	(5,100)
Other operating income(1)	702	207	495
Total noninterest income	$(2,894)	$1,339	$(4,233)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $66,000, or 13.0%, to $442,000 for the three months ended September 30, 2023 from $508,000 for the three months ended September 30, 2022. This decrease was primarily due a decrease in insufficient funds fees based on volume. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $442,000, or 4018.2%, to $453,000 for the three months ended September 30, 2023 from $11,000 for the three months ended September 30, 2022. The Bank participated in five interest rate swaps during the three months ended September 30, 2023 and realized a small net fair value adjustment as expense during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $21,000, or 22.1%, to $74,000 for the three months ended September 30, 2023, from $95,000 for the three months ended September 30, 2022. The decrease was primarily due to a reduction in servicing income during the third quarter of 2023.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $54,000, or 12.2%, to $389,000 for the three months ended September 30, 2023, from $443,000 for the three months ended September 30, 2022. The decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the three months ended September 30, 2023. The sale of branches during October 2022 resulted in a slight reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $60,000, or 27.5%, to $158,000 for the three months ended September 30, 2023 from $218,000 for the three months ended September 30, 2022. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net loss on securities was $12,000 for the three months ended September 30, 2023 as a result of market adjustments on equity securities during the quarter. Net loss on securities was $143,000 for the three months ended September 30, 2022 as result of market adjustments on equity securities.
During the second quarter of 2023, the Company received a $5.1 million ERC. After reviewing the revised IRS guidelines pertaining to ERC issued during the third quarter of 2023, the Company decided to return the full $5.1 million ERC to the IRS. This was deemed a change in circumstance between the second and third quarters of 2023.

Other income and fees increased $495,000, or 239.1%, to $702,000 for the three months ended September 30, 2023 from $207,000 for the three months ended September 30, 2022. The increase was related to various miscellaneous nonrecurring fees and income.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2023 was $8.6 million compared to $10.2 million for the three months ended September 30, 2022, a decrease of $1.7 million, or 16.3%, which primarily resulted from the aforementioned refund of professional fees related to the ERC, along with a decrease in salaries and employee benefits.
The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$5,752	$6,152	$(400)
Equipment and occupancy expenses	718	764	(46)
Professional services	581	421	160
Professional fees related to ERC	(1,243)	—	(1,243)
Data processing fees	650	599	51
Other real estate income	(23)	(51)	28
Other operating expenses(1)	2,134	2,352	(218)
Total noninterest expense	$8,569	$10,237	$(1,668)
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for unfunded loan commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits decreased $400,000, or 6.5%, from $6.2 million for the quarter ended September 30, 2022 to $5.8 million for the quarter ended September 30, 2023. The decrease was primarily due to a reduction in employees, which resulted from the elimination of several positions and open positions to be filled.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended September 30, 2023 was $718,000 compared to $764,000 for the three months ended September 30, 2022, a decrease of $46,000, or 6.0%. The decrease was primarily attributable to a reduction in depreciation and maintenance contract expenses, partially as a result of the sale of branches during October 2022.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $160,000, or 38.0%, to $581,000 for the three months ended September 30, 2023 compared to $421,000 for the three months ended September 30, 2022. This increase was the result of general increases, primarily from third-party expenses incurred on interest rate swaps during the three months ended September 30, 2023.
The second quarter of 2023 included $1.2 million in professional fees paid by the Company in obtaining the aforementioned $5.1 million in ERC. After reviewing the revised IRS guidelines pertaining to ERC issued during the third quarter of 2023, the Company decided to return the ERC to the IRS and will also receive a refund of all professional fees totaling $1.2 million related to ERC. This was deemed a change in circumstance between the second and third quarters of 2023.

Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $51,000, or 8.5%, to $650,000 for the three months ended September 30, 2023 compared to $599,000 for the three months ended September 30, 2022. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $28,000, or 54.9%, to a net income of $23,000 for the three months ended September 30, 2023, from a net income of $51,000 for the three months ended September 30, 2022. This decrease was substantially the result of less OREO rental income and an increase in OREO expense on a property.
Other expenses decreased $218,000, or 9.3%, to $2.1 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022. The decrease was primarily due to a net recovery of fraud and forgery losses during the third quarter of 2023 compared to a net loss during the the third quarter of 2022. This decrease was partially offset by an increase in operating expenses related to a tax credit investment. There were also smaller variations both positive and negative due to timing.
Results of Operations for the Nine months ended September 30, 2023 and 2022
We had net income of $23.1 million for the nine months ended September 30, 2023, compared to net income of $16.5 million for the nine months ended September 30, 2022, an increase of $6.6 million, or 39.9%. The increased net income was substantially the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income taxes.
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

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,676,134	$83,049	6.62%	$1,373,564	$51,083	4.97%
Taxable securities	149,058	4,819	4.32%	119,224	2,417	2.71%
Nontaxable securities	47,947	747	2.08%	56,157	931	2.22%
Other interest-earnings assets	199,379	7,473	5.01%	202,837	1,713	1.13%
Total interest-earning assets	$2,072,518	$96,088	6.20%	$1,751,782	$56,144	4.29%
Allowance for credit losses	(20,750)			(16,044)
Noninterest-earning assets	129,083			123,255
Total Assets	$2,180,851			$1,858,993

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$91,602	$59	0.09%	$113,427	$78	0.09%
Savings and money market accounts	839,827	19,679	3.13%	741,397	2,862	0.52%
Time deposits	464,100	11,760	3.39%	242,869	1,311	0.72%
FHLB advances	35,703	1,202	4.50%	26,115	144	0.74%
Other borrowings	86,453	3,679	5.69%	42,604	1,295	4.06%
Total interest-bearing liabilities	$1,517,685	$36,379	3.20%	$1,166,412	$5,690	0.65%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$442,149			$502,951
Other liabilities	26,587			16,420
Total noninterest-bearing liabilities	$468,736			$519,371
Stockholders’ Equity	194,430			173,210
Total Liabilities and Stockholders’ Equity	$2,180,851			$1,858,993

Net interest income		$59,709			$50,454
Net interest spread(2)			3.00%			3.64%
Net interest margin(3)			3.85%			3.85%
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

	Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$14,868	$17,098	$31,966
Taxable securities	964	1,438	2,402
Nontaxable securities	(128)	(56)	(184)
Other interest-earning assets	(129)	5,889	5,760
Total increase in interest income	$15,575	$24,369	$39,944

Interest-bearing liabilities:
Interest-bearing transaction accounts	(14)	(5)	(19)
Savings and money market accounts	2,306	14,511	16,817
Time deposits	5,606	4,843	10,449
FHLB advances	323	735	1,058
Other borrowings	1,866	518	2,384
Total increase in interest expense	$10,087	$20,602	$30,689
Increase in net interest income	$5,488	$3,767	$9,255
Net interest income for the nine months ended September 30, 2023 was $59.7 million compared to $50.5 million for the nine months ended September 30, 2022, an increase of $9.3 million, or 18.3%. The increase in net interest income was comprised of a $39.9 million, or 71.1%, increase in interest income, partially offset by a $30.7 million or 539.3%, increase in interest expense. The growth in interest income was primarily attributable to a 1.65% increase in the yield earned on average loans outstanding coupled with a $302.6 million, or 22.0%, increase in average loans outstanding as of September 30, 2023, compared to September 30, 2022. The increase in average loans outstanding was due to organic growth. The $30.7 million increase in interest expense for the nine months ended September 30, 2023 was primarily related to a 2.55% increase in the rate paid on interest-bearing liabilities coupled with an increase of $351.3 million, or 30.1%, in average interest-bearing liabilities as of September 30, 2023 compared to September 30, 2022. The increase in average interest bearing liabilities from September 30, 2022 to September 30, 2023 was primarily due to organic growth. For the nine months ended September 30, 2023, net interest margin and net interest spread were 3.85% and 3.00%, respectively, compared to 3.85% and 3.64%, respectively, for the same period in 2022.
Provision for Credit Losses
The provision for credit losses for the nine months ended September 30, 2023 was $3.5 million compared to $3.7 million for the nine months ended September 30, 2022. The provision was recorded primarily based on growth as well as current economic factors. In the nine months ended September 30, 2023, there were net charge offs of $201,000. In the nine months ended September 30, 2022, there were net charge offs of $88,000.
The allowance for credit losses as a percentage of gross loans was 1.25% and 1.20% at September 30, 2023 and 2022, respectively.
Noninterest Income
Noninterest income for the nine months ended September 30, 2023 was $5.8 million compared to $4.1 million for the nine months ended September 30, 2022, an increase of $1.7 million, or 41.3%, which primarily resulted from a net gain on securities for the nine months ended September 30, 2023, compared to a net loss on securities for the nine months ended September 30, 2022, in addition to an increases in swap fees and other operating income during the third quarter of 2023. These increases were partially offset by decreases in fee income related to SBA/USDA loans and mortgage banking activities.

The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,348	$1,433	$(85)
Swap fees	622	48	574
SBA/USDA fees	274	575	(301)
Bank card services and interchange fees	1,160	1,302	(142)
Mortgage banking activities	446	717	(271)
Net gain (loss) on securities	457	(546)	1,003
Other operating income(1)	1,448	545	903
Total noninterest income	$5,755	$4,074	$1,681
(1)Other income and fees include fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $85,000, or 5.9%, to $1.3 million for the nine months ended September 30, 2023 from $1.4 million for the nine months ended September 30, 2022. The nine months ended September 30, 2023 did not include fees from cash intensive businesses, which were collected during the nine months ended September 30, 2022. This revenue stream ended during 2022 and is not expected to continue going forward. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $574,000, or 1195.8%, to $622,000 for the nine months ended September 30, 2023 from $48,000 for the nine months ended September 30, 2022. The Bank participated in several interest rate swaps during the nine months ended September 30, 2023 and realized a small net fair value adjustment as a loss during the period.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $301,000, or 52.3%, to $274,000 for the nine months ended September 30, 2023, from $575,000 for the nine months ended September 30, 2022. The decrease was primarily due to additional gains on the sales of loans during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023, along with a reduction in servicing income during the nine months ended September 30, 2023.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $142,000, or 10.9%, to $1.2 million for the nine months ended September 30, 2023, from $1.3 million for the nine months ended September 30, 2022. The decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the nine months ended September 30, 2023. The sale of branches during October 2022 resulted in a slight reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $271,000, or 37.8%, to $446,000 for the nine months ended September 30, 2023 from $717,000 for the nine months ended September 30, 2022. This decrease was the result of decreased volumes in the secondary market primarily based on a change in rate environment.
Net gain on securities was $457,000 for the nine months ended September 30, 2023, substantially as a result of market adjustments on equity securities. Net loss on securities was $546,000 for the nine months ended September 30, 2022 as result of market adjustments on equity securities.
Other income and fees increased $903,000, or 165.7%, to $1.4 million for the nine months ended September 30, 2023 from $545,000 for the nine months ended September 30, 2022. The increase was related to various miscellaneous nonrecurring fees and income.

Noninterest Expense
Noninterest expense for the nine months ended September 30, 2023 was $32.2 million compared to $29.2 million for the nine months ended September 30, 2022, an increase of $3.0 million, or 10.2%, which primarily resulted from increases in salaries and employee benefits, other operating expenses and professional services.
The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$19,926	$17,859	$2,067
Equipment and occupancy expenses	2,095	2,188	(93)
Professional services	1,606	1,298	308
Data processing fees	1,889	1,733	156
Other real estate income	(107)	(91)	(16)
Other operating expenses(1)	6,750	6,191	559
Total noninterest expense	$32,159	$29,178	$2,981
(1)Other expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for unfunded loan commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $2.1 million, or 11.6%, from $17.9 million for the nine months ended September 30, 2022 to $19.9 million for the nine months ended September 30, 2023. The increase was substantially due to $1.6 million in one-time retirement related expenses paid to our former CEO in May 2023, coupled with increases in equity related expenses.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the nine months ended September 30, 2023 was $2.1 million compared to $2.2 million for the nine months ended September 30, 2022, a decrease of $93,000, or 4.3%. The decrease was primarily attributable to a reduction in depreciation expense and maintenance contracts, partially as a result of the sale of branches during October 2022, and somewhat offset by an increase in property taxes on the office locations.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $308,000, or 23.7%, to $1.6 million for the nine months ended September 30, 2023 compared to $1.3 million for the nine months ended September 30, 2022. This increase was substantially the result of general increases, which was partially offset by a decrease in servicing expense on SBA/USDA loan sales.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $156,000, or 9.0%, to $1.9 million for the nine months ended September 30, 2023 compared $1.7 million for the nine months ended September 30, 2022. The increase was primarily the result of additional software and general increases.
Other real estate income increased $16,000, or 17.6%, to a net income of $107,000 for the nine months ended September 30, 2023, from a net income of $91,000 for the nine months ended September 30, 2022. This increase was substantially the result of less OREO expenses on a property.
Other expenses increased $559,000, or 9.0%, to $6.8 million for the nine months ended September 30, 2023, compared to $6.2 million for the nine months ended September 30, 2022. The increase was primarily due to the Bank provisioning for credit losses on unfunded commitments, as a result of the adoption of ASC 326 on January 1, 2023. In addition, the Bank incurred operating expenses related to a tax credit investment and a fintech fund investment during the nine months ended

September 30, 2023, both of which were not incurred during the nine months ended September 30, 2022. There were also smaller variations both positive and negative due to timing.
Financial Condition
Total assets grew $251.3 million, or 12.3%, to $2.3 billion at September 30, 2023 from $2.0 billion at December 31, 2022.
Loans, net of unearned income, increased $187.0 million, or 11.8%, to $1.8 billion at September 30, 2023 from $1.6 billion at December 31, 2022. Our loans, net of unearned income, grew at an annualized rate of 15.8% for the nine months ended September 30, 2023.
Securities portfolio increased $14.3 million, or 8.2%, to $189.5 million at September 30, 2023, compared to $175.2 million at December 31, 2022.
Cash and cash equivalents grew $47.7 million, or 28.3%, to $216.2 million at September 30, 2023, from $168.5 million at December 31, 2022.
Deposits grew $195.7 million, or 11.4%, to $1.9 billion at September 30, 2023 compared to $1.7 billion at December 31, 2022. The majority of the growth was due to an increase of $238.5 million in interest-bearing deposits, partially offset by an $42.9 million decrease in noninterest-bearing deposits. Included in the increase was $57.8 million in brokered deposits. Our total deposits, excluding brokered deposits, grew at an annualized rate of 11.4% for the nine months ended September 30, 2023.
Total stockholders’ equity increased $20.2 million, or 11.1%, to $201.9 million at September 30, 2023, compared to $181.7 million at December 31, 2022. The increase was substantially due to earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.109% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$229,188	12.9%	$255,736	16.1%
Residential	224,499	12.6%	167,891	10.5%
Commercial	1,049,545	59.0%	904,872	56.8%
Commercial and industrial	268,283	15.0%	256,553	16.1%
Consumer and other	8,331	0.5%	7,655	0.5%
Gross Loans	1,779,846	100.0%	1,592,707	100.0%
Deferred loan fees	(5,698)		(5,543)
Allowance for credit losses	(22,181)		(20,156)
Loans, net	$1,751,967		$1,567,008
Gross loans increased $187.1 million, or 11.7%, to $1.8 billion as of September 30, 2023 as compared to $1.6 billion as of December 31, 2022. Portfolio segments and classes remained relatively consistent since December 31, 2022.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 84.5% of our gross loans were secured by real property as of September 30, 2023, compared to 83.4% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 59.0% of total gross loans as of September 30, 2023 and represented 56.8% of total gross loans as of December 31, 2022. C&D loans were 12.9% of total gross loans as of September 30, 2023, and represented 16.1% of total gross loans as of December 31, 2022. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 288.2% as of September 30, 2023 and 283.2% as of December 31, 2022. C&D loans represented 79.3% of total risk-based Bank capital as of September 30, 2023 as compared to 98.0% as of December 31, 2022. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of September 30, 2023 and December 31, 2022 were each below the 300%/100% concentration limits provided in regulatory guidance. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
The Company has established concentration limits in its loan portfolio for commercial real estate loans by loan types, including collateral and industry, among others. The sector concentration is actively managed by the Senior Management team, including the Chief Executive Officer and President, Chief Risk/Credit Officer, Chief Operating Officer and Chief Financial Officer.
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
Construction and development loans decreased $26.5 million, or 10.4%, to $229.2 million as of September 30, 2023 from $255.7 million as of December 31, 2022. The majority of this decrease was due to a loan reclassification to residential in the Company’s Huntsville, Alabama market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 52.1% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $22.0 million, or 9.8% of our residential portfolio as of September 30, 2023. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 33.2% of the portfolio. Other residential loans make up the remaining 4.9% of the portfolio.
Residential multi-family loans increased $56.6 million, or 33.7%, to $224.5 million as of September 30, 2023 from $167.9 million as of December 31, 2022. The majority of this increase was due to a loan reclassification to multi-family residential in the Company’s Huntsville market, along with growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $144.7 million, or 16.0%, to $1.0 billion as of September 30, 2023 from $904.9 million as of December 31, 2022. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Auburn, Alabama and Atlanta, Georgia markets. As of September 30, 2023, the Company’s commercial real estate portfolio was comprised of $519.6 million in non-owner occupied commercial real estate loans and $112.0 million in commercial construction loans.
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
Commercial and industrial loans increased $11.7 million, or 4.6% to $268.3 million as of September 30, 2023 from $256.6 million as of December 31, 2022. The majority of this increase was due to loan growth primarily in the Company’s Atlanta and Columbus, Georgia markets.
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
Consumer and other loans (non-real estate loans) increased $676,000 or 8.8%, to $8.3 million as of September 30, 2023 from $7.7 million as of December 31, 2022.
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
At September 30, 2023 and December 31, 2022, loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $118.7 million and $107.9 million, respectively. We sell participations to manage our credit exposures to borrowers. At September 30, 2023 and December 31, 2022, we purchased loan participations totaling $123.9 million and $114.6 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At September 30, 2023, $1.5 million in allowance for credit losses was recognized on off-balance sheet financial instruments.
The allowance for credit losses was $22.2 million at September 30, 2023 compared to $20.2 million at December 31, 2022, an increase of $2.0 million, or 10.0%. Additional provisions were recorded based on overall growth in loans and current economic factors.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)

Average loans, net of unearned income	$1,740,582	$1,480,735	$1,676,134	$1,373,564
Loans, net of unearned income	1,774,148	1,524,990	1,774,148	1,524,990
Allowance for credit losses at beginning of the period	21,385	16,807	20,156	14,844
Impact of adoption of ASC 326	—	—	(1,285)	—
Charge offs:
Construction and development	3	—	3	66
Residential	—	—	—	7
Commercial	—	—	—	—
Commercial and industrial	—	269	262	269
Consumer and other	—	1	6	8
Total charge offs	3	270	271	350
Recoveries:
Construction and development	—	—	—	—
Residential	10	11	38	46
Commercial	—	—	—	—
Commercial and industrial	—	204	14	204
Consumer and other	16	8	18	12
Total recoveries	26	223	70	262
Net charge offs (recoveries)	$(23)	$47	$201	$88

Provision for credit losses	$773	$1,663	$3,511	$3,667
Balance at end of period	$22,181	$18,423	$22,181	$18,423

Allowance for credit losses on unfunded commitments at beginning of the period	$1,495	$—	$—	$—
Impact of adoption of ASC 326	—	—	1,285	—
Provision for credit losses on unfunded commitments	29	—	239	—
Balance at the end of the period	$1,524	$—	$1,524	$—

Ratio of allowance to end of period loans	1.25%	1.21%	1.25%	1.21%
Ratio of net charge offs to average loans	(0.01)%	0.01%	0.02%	0.01%
Net recoveries for the three months ended September 30, 2023 totaled $23,000, a decrease of $70,000 compared to net charge offs of $47,000 for the three months ended September 30, 2022. Net charge offs for the nine months ended September 30, 2023 totaled $201,000, an increase of $113,000 compared to net charge offs of $88,000 for the nine months ended September 30, 2022.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	September 30, 2023		September 30, 2022
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,601	12.9%	$3,286	14.5%
Residential	3,030	12.6%	1,174	10.7%
Commercial	8,856	59.0%	8,404	58.2%
Commercial and industrial	4,609	15.0%	5,472	15.9%
Consumer and other	85	0.5%	87	0.7%
Total	$22,181	100.0%	$18,423	100.0%
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $2.9 million at September 30, 2023 consisting primarily of one property, located in Birmingham, Alabama. No loss is anticipated.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased $1.2 million from December 31, 2022 to September 30, 2023. The net decrease was primarily attributable to three loans that were returned to accruing status or paid off.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	September 30,		December 31,
	2023	2022	2022
	(dollars in thousands)

Nonaccrual loans	$1,082	$3,950	$2,245
Past due loans 90 days or more and still accruing interest	—	—	—
Total nonperforming loans	1,082	3,950	2,245
OREO	2,903	2,930	2,930
Total nonperforming assets	$3,985	$6,880	$5,175

Allowance for credit losses	$22,181	$18,423	$20,156
Gross loans outstanding at the end of period	$1,779,846	$1,530,129	$1,592,707
Allowance for credit losses to gross loans	1.25%	1.20%	1.27%
Allowance for credit losses to nonperforming loans	2050.00%	466.41%	897.82%
Nonperforming loans to gross loans	0.06%	0.26%	0.14%
Nonperforming assets to gross loans and OREO	0.22%	0.45%	0.32%

Nonaccrual loans by category:
Real Estate:
Construction and development	$—	$70	$67
Residential	289	550	565
Commercial	785	2,888	1,278
Commercial and industrial	8	434	312
Consumer and other	—	8	23
Total	$1,082	$3,950	$2,245

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

The following table summarizes the fair value of the securities portfolio as of September 30, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2023
Securities Available for Sale
U.S. Treasury securities	$9,732	$—	$(1,281)	$8,451
U.S. Government Sponsored Enterprises (GSEs)	2,581	43	(246)	2,378
State and municipal securities	45,389	—	(8,141)	37,248
Corporate debt securities	12,520	—	(1,446)	11,074
Asset based securities	19,925	45	(676)	19,294
Mortgage-backed GSE residential/multifamily and non-GSE	97,450	40	(6,076)	91,414
Total securities available for sale	$187,597	$128	$(17,866)	$169,859

Securities Held to Maturity
State and municipal securities	19,637	—	(4,693)	14,944
Total securities held to maturity	$19,637	$—	$(4,693)	$14,944
Total securities	$207,234	$128	$(22,559)	$184,803

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2023, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2023 and December 31, 2022. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
September 30, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$4,028	1.31%	$5,704	1.42%	$—	—%	$9,732	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,834	6.29	747	1.54	2,581	4.91
State and municipal securities	483	1.90	1,599	1.85	3,839	2.12	39,468	1.99	45,389	2.00
Corporate debt securities	—	—	3,017	4.84	9,503	4.94	—	—	12,520	4.92
Asset based securities	—	—	864	2.20	4,305	3.63	14,756	6.50	19,925	5.70
Mortgage-backed GSE residential/multifamily and non-GSE	7,204	7.88	32,876	6.24	5,905	3.92	51,465	4.49	97,450	5.29
Total securities available for sale	$7,687	7.51%	$42,384	5.42%	$31,090	3.65%	$106,436	3.82%	$187,597	4.30%

Securities Held to Maturity
State and municipal securities	—	—	—	—	6,228	2.35	13,409	2.39	19,637	2.37
Total securities held to maturity	$—	—%	$—	—%	$6,228	2.35%	$13,409	2.39%	$19,637	2.37%
Total securities	$7,687	7.51%	$42,384	5.42%	$37,318	3.44%	$119,845	3.66%	$207,234	4.12%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,992	1.33%	$7,772	1.39%	$—	—%	$9,764	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,262	4.63	747	1.54	2,009	3.48
State and municipal securities	—	—	2,093	1.86	3,276	2.10	50,835	2.29	56,204	2.26
Corporate debt securities	—	—	3,022	4.84	9,504	4.94	—	—	12,526	4.92
Asset based securities	—	—	1,231	2.16	2,654	1.65	10,194	4.77	14,079	3.96
Mortgage-backed GSE residential/multifamily and non-GSE	5,768	6.53	27,472	4.83	7,455	4.58	35,197	3.37	75,892	4.26
Total securities available for sale	$5,768	6.53%	$35,810	4.37%	$31,923	3.41%	$96,973	2.94%	$170,474	3.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,310	2.38	14,342	2.37	19,652	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,310	2.38%	$14,342	2.37%	$19,652	2.37%
Total securities	$5,768	6.53%	$35,810	4.37%	$37,233	3.27%	$111,315	2.87%	$190,126	3.34%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At September 30, 2023, BOLI totaled $29.7 million compared to $29.2 million at December 31, 2022. The increase represents an increase in the cash surrender value.

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
Total deposits at September 30, 2023 were $1.9 billion, representing an increase of $195.7 million, or 11.4%, compared to $1.7 billion at December 31, 2022. As of September 30, 2023, 21.8% of total deposits were comprised of noninterest-bearing demand accounts, 50.8% of interest-bearing non-maturity accounts and 27.4% of time deposits. Brokered deposits represented 8.8% of total deposits.
The following table summarizes our deposit balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$418,125	21.8%	$460,977	26.8%
Interest-bearing transaction	934,383	48.8%	837,127	48.6%
Savings	38,518	2.0%	49,235	2.9%
Time deposits, $250,000 and under	436,613	22.8%	307,145	17.8%
Time deposits, over $250,000	88,762	4.6%	66,259	3.9%
Total deposits	$1,916,401	100.0%	$1,720,743	100.0%
The following tables set forth the maturity of time deposits as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$34,590	$112,043	$72,161	$16,238	$235,032
Time deposits, $100,000 through $250,000	47,778	135,765	17,129	909	201,581
Time deposits, over $250,000	8,206	74,883	5,372	301	88,762
Total time deposits	$90,574	$322,691	$94,662	$17,448	$525,375

	December 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$35,256	$78,290	$59,178	$1,705	$174,429
Time deposits, $100,000 through $250,000	15,096	48,578	67,921	1,121	132,716
Time deposits, over $250,000	9,237	28,898	27,823	301	66,259
Total time deposits	$59,589	$155,766	$154,922	$3,127	$373,404
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of September 30, 2023 and 2022:

	September 30,
	2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$442,149	—%	$502,951	—%
Interest-bearing transaction	91,602	0.09%	113,427	0.09%
Money markets	795,662	3.30%	674,547	0.55%
Savings	44,165	0.20%	66,850	0.20%
Time deposits	464,100	3.39%	242,869	0.72%
Total deposits	$1,837,678	2.29%	$1,600,644	0.36%
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2023 and December 31, 2022, we had borrowing capacity from the FHLB of $203.9 million and $99.5 million, respectively. We had $55.0 million in FHLB borrowings as of September 30, 2023 and $31.0 million as of December 31, 2022. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)

Amount outstanding at end of period	$55,000	$31,000
Weighted average interest rate at end of period	4.88%	3.43%
Maximum month-end balance	$55,000	$35,000
Average balance outstanding during the period	$35,703	$25,264
Weighted average interest rate during the period	4.50%	1.15%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $99.2 million and $87.2 million as of September 30, 2023 and December 31, 2022, respectively. The Bank had $5.0 million outstanding as of September 30, 2023, which was subsequently repaid on October 1, 2023. There was $94.2 million and $87.2 million available as of September 30, 2023 and December 31, 2022, respectively.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of September 30, 2023 was $0.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of September 30, 2023, was approximately 29.7%. Based on a peer analysis, utilizing public data as of March 31, 2023, we believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of September 30, 2023, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2023

Tier 1 capital (to average assets)
Company	$197,207	8.70%	$90,659	4.00%	$—	—
Bank	$265,421	11.71%	$90,659	4.00%	$113,324	5.00%

CET 1 capital (to risk-weighted assets)
Company	$197,207	9.32%	$148,087	7.00%	$—	—
Bank	$265,421	12.55%	$148,087	7.00%	$137,509	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$197,207	9.32%	$179,819	8.50%	$—	—
Bank	$265,421	12.55%	$179,819	8.50%	$169,242	8.00%

Total capital (to risk-weighted assets)
Company	$308,912	14.60%	$222,130	10.50%	$—	—
Bank	$289,126	13.67%	$222,130	10.50%	$211,552	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at September 30, 2023.

	Payments Due as of September 30, 2023
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$413,265	$112,083	$27	$525,375
FHLB advances	43,000	12,000	—	55,000
Subordinated debt borrowings	—	—	86,582	86,582
Other borrowings	4,991	—	—	4,991
Total contractual obligations	$461,256	$124,083	$86,609	$671,948
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
The following table summarizes commitments we have made as of the dates presented.

	September 30, 2023	December 31, 2022
	(dollars in thousands)

Commitments to extend credit	$525,402	$550,315
Standby letters of credit	3,582	5,632
Total	$528,984	$555,947
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of September 30, 2023	As of September 30, 2022
Change in Interest Rates (Basis Points)
+400	4.30	23.59
+300	3.70	17.63
+200	2.70	11.71
+100	1.50	5.88
-100	(4.40)	(6.68)
-200	(7.50)	(14.17)
-300	(10.80)	(22.85)
-400	(14.40)	(34.47)
Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time. Increases in interest rates have caused consumers to shift their funds to more interest-bearing instruments and to increase the competition for and costs of deposits. Customers movement of bank deposits into other investment assets or from transaction deposits to higher interest-bearing time deposits have caused our funding costs to increase. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition. Increases in market interest rates may reduce demand for loans, including residential mortgage loan originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates will depend on the rates of changes in our costs of funds and interest earned on our loans and investments and the shape of the yield curve.
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
Securities. Investment securities may be classified into trading, held to maturity, or available for sale portfolios. Securities that are held principally for resale in the near term are classified as trading. Securities that management has the ability and intent to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as trading or held to maturity are available for sale and are reported at fair value with unrealized gains and losses excluded from earnings but included in the determination of other comprehensive income (loss). Management uses these assets as part of its asset/liability management strategy. These securities may be sold in response to changes in liquidity needs, interest rates, resultant prepayment risk changes, and other factors. Management determines the appropriate classification of securities at the time of purchase. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses as well as any deemed impairment on available-for-sale securities are included in gain or loss on sale of securities. The cost of securities sold is based on the specific identification method.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of September 30, 2023, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced share repurchase program authorizing us to repurchase up to $10.0 million of our common stock (the “Program”), and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

July 1 - July 31, 2023	—	$—	—	$9,021
August 1 - August 31, 2023	—	—	—	9,021
September 1 - September 30, 2023	—	—	—	9,021
Total	—	$—	—	$9,021
(1) On February 16, 2022, we announced that our board of directors approved a Program that authorized us to repurchase up to $10.0 million of our common stock. The Program was in effect until December 31, 2022. On February 15, 2023, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2023, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.
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

SOUTHERN STATES BANCSHARES, INC.

Date: November 14, 2023	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Lynn Joyce
Lynn Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)