Form 10-K
period 2023-12-31
Southern States Bancshares, Inc.
filed 2024-03-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $172.0 million as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the registrant serving at that time (and any trusts or entities that they own or control) are “affiliates”.
As of March 11, 2024, the registrant had 8,871,500 shares of common stock, $5 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Southern States Bancshares, Inc. (“Southern States” or the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect our current expectations and beliefs with respect to, among other things, future events and our financial performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the dates made, we cannot give any assurance that such expectations will prove correct and actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.
These statements are often, but not always, made through the use of words or phrases such as “may,” “can,” “should,” “could,” “to be,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “target,” “project,” “would” and “outlook,” or the negative version of those words or other similar words or phrases of a future or forward-looking nature. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and may include statements about business strategy and prospects for growth, operations, ability to pay dividends, competition, regulation, pending transactions and general economic conditions.
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
•compliance with the Bank Secrecy Act, Office of Foreign Assets Control (“OFAC”) rules and anti-money laundering laws and regulations;
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
•Risk related to our recently announced merger agreement to acquire CBB Bancorp and Century Bank of Georgia;
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
•natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities (such as the conflict between Russia and Ukraine or Israel and Hamas) or other international or domestic calamities as well as national and international economic conditions and health issues and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•Our allowance for estimated credit losses may not be adequate, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.
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
•The Bank is the Company’s principal asset, and all of the Bank’s outstanding stock has been pledged to secure a line of credit with First Horizon (the “Line of Credit”).
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

On February 27, 2024, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire Century Bank of Georgia (“Century Bank”). Under the terms of the Agreement, CBB Bancorp, the parent company of Century Bank (“CBB Bancorp”) will merge with and into Southern States, with Southern States surviving and Century Bank will merge with and into Southern States Bank, with Southern States Bank surviving (collectively, the “Merger”). The Merger is subject to customary closing conditions, including regulatory approval and approval by the CBB Bancorp shareholders, and is expected to close in the third quarter of 2024. Century Bank operates two branches in the Northwest Georgia markets of Cartersville and Rockmart.

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

Human Capital Management

As of December 31, 2023, we had 185 total employees, of which 181 were classified as full time. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

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

Southern States

Southern States is registered as a bank holding company with the Federal Reserve. Southern States is subject to examination, regulation and supervision by the Federal Reserve under the Bank Holding Company Act (“BHCA”) of 1956, as amended, as well as the Alabama State Banking Department (“ASBD”). Southern States is required to file annual reports and such additional information as the Federal Reserve may require.

Southern States is a legal entity separate and distinct from Southern States Bank. Various legal limitations restrict Southern States Bank from lending or otherwise supplying funds to the Southern States. See “Transactions with Affiliates.”

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

Southern States Bank

Southern States Bank is chartered by the ASBD. Southern States Bank is also a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured, as provided by law, by the Deposit Insurance Fund (“DIF”). Southern States Bank is subject to supervision, regulation, and examination by the FDIC and ASBD. Southern States Bank is also subject to various requirements and restrictions under federal and state law, including capital adequacy requirements, restrictions on dividends, requirements to maintain reserves against deposits, requirements under the Community Reinvestment Act (“CRA”), restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of Southern States Bank are also affected by various consumer laws and regulations, including regulations of the Consumer Financial Protection Bureau (“CFPB”), and other state and federal agencies relating to equal credit opportunity, truth in lending disclosures, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

In the event an FDIC-insured bank subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to the lesser of 5.0% of the bank's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions may be responsible for any losses to the FDIC’s DIF, if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

Capital Adequacy

The various federal banking agencies, including the Federal Reserve and FDIC, have adopted risk-based capital requirements for assessing bank and bank holding company capital adequacy. These standards establish minimum capital standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier 1 capital consists generally of common equity tier 1 capital (generally comprised of common stockholders’ equity and retained earnings) and additional tier 1 capital (includes, among other things, certain types of noncumulative perpetual preferred stock) and is reduced by goodwill and certain other intangible assets. Tier 2 capital generally includes the allowance for possible credit losses (subject to certain limitations) and certain types of subordinated debt and cumulative perpetual preferred stock. Institutions may elect a one-time option to exclude unrealized gains and losses on the investment securities portfolio from the calculation of Tier 1 and Tier 2 capital. The Bank has made such an election. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors and apply them to their assets which results in risk-adjusted assets.

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

As a bank holding company with less than $3.0 billion in total consolidated assets, Southern States is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, Southern States’ capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes.

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

Prompt Corrective Action and Other Consequences of Capital Adequacy

The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized as set forth below (an institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating):

•“well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;

•“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and has a leverage capital ratio of 4% or greater;
•“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5%, or has a leverage capital ratio of less than 4%;
•“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or
•“critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.

The federal bank regulatory agencies have authority to require additional capital when warranted.

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

Federal and state banking laws subject banks to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. For example, such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. These laws also impose certain lending limits on such loans.

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward. The new rules are complex and likely to increase our costs.

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

Guidance on Commercial Real Estate Concentrations

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal and state banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include construction and development loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property, but it excludes owner-occupied real estate. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

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

The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023. The FDIC can also impose special assessments in certain instances. On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment on banks with over $5 billion in total assets to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. While we are not subject to this special assessment, we may be required to pay higher FDIC insurance premiums in the future if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates.

Transactions with Affiliates

Southern States Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between Southern States and Southern States Bank will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank (including quantitaive limits) from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Southern States or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Southern States or other affiliates. Such restrictions and limitations prevent Southern States or other affiliates from borrowing from the Bank unless the loans are secured by certain types of collateral of designated amounts. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

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

There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees, non-sufficient funds fees and credit card fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In addition, the CFPB issued guidance in October 2022 with respect to certain practices relating to overdraft fees. On January 17, 2024, the CFPB issued a proposed rule that would require financial institutions with over $10 billion in total assets to treat overdraft loans like credit cards and other loans as well as to provide clear disclosures and other protections. On January 24, 2024, the CFPB issued a proposed rule that would prohibit non-sufficient funds fees on transactions that financial institutions decline in real time. On March 5, 2024, the CFPB issued a final rule that imposes restrictions on credit card late fees for large credit card issuers.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The following summarizes just a few of the provisions of the Dodd-Frank Act. While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of its impact on our operations is evolving. It is possible that existing rules may still be modified or repealed or that new rules may be implemented.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10.0 billion in assets. Banks with less than $10.0 billion in assets are examined for compliance with consumer laws by their primary bank regulator.

The Dodd-Frank Act increased the regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and servicing requirements.

On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions and the price and terms of credit. The purpose of the rulemaking is to increase transparency and combat discrimination in small business lending. As of the date of this report, implementation and enforcement of the rule has been enjoined until the U.S. Supreme Court renders its decision on the constitutionality of the CFPB’s funding mechanism.

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

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal and state laws require notice to be provided to customers and its regulators of a data breach incident under certain circumstances.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which Southern States has no control, and such changes may have an adverse effect on Southern States’ net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect Southern States’ assets and liabilities. For example, a decrease in the general level of interest rates could affect Southern States by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance, at lower interest rates, their loans more quickly or frequently than they otherwise would, and at current interest rates and with current yield curves, it would reduce our net interest income and margin. Conversely, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of Southern States’ floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge offs.

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

We generally price our variable rate loans based on the prime interest rate. As of December 31, 2023, we had $921.4 million of variable rate loans.

Generally, the interest rates on Southern States’ interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. Even assets and liabilities with similar maturities or re-pricing periods may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. In a rising interest rate environment, the value of our available for sale (“AFS”) securities portfolio generally declines. Conversely, in a declining interest rate environment, the value of our AFS securities portfolio generally increases. As of December 31, 2023, our net unrealized loss in our securities AFS portfolio was $11.3 million due to the significant rise in interest rates during 2023. Changes in interest rates could materially and adversely affect Southern States’ financial condition and results of operations.

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

Southern States’ operations are in Alabama and the Atlanta and Columbus, Georgia MSAs. Southern States’ success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these areas. Although customers’ business and financial interests may extend outside of these areas, adverse economic conditions in those areas could reduce Southern States’ growth rate, affect the ability of Southern States’ customers to repay their loans, affect the value of collateral underlying loans and affect Southern States’ ability to attract deposits. Adverse changes in the economic conditions in one or more of our local markets could negatively affect our results of operations and our profitability, affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact Southern States’ charge offs and provisions for credit losses, and our financial condition and results of operations. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. Any of these factors could adversely affect Southern States’ financial condition, results of operations and cash flows. Because of Southern States’ geographic concentration, Southern States may be less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

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

As of December 31, 2023, 85.3% of Southern States’ loan portfolio is secured by either residential or commercial real estate. As of December 31, 2023, Southern States had $224.6 million in residential real estate loans and $1.1 billion in commercial real estate loans outstanding, representing 11.9% and 60.5%, respectively, of gross loans outstanding on that date. Loans in hospitality properties, including hotels, motels, restaurants and shopping centers, which were $232.5 million, representing 12.3% of our net loans outstanding at December 31, 2023, may be especially sensitive to economic conditions and the risks of the travel and retail industries, including the effects of natural disasters and pandemics.

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case Southern States might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to Southern States. In that event, there could be a material adverse effect on Southern States’ financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in the allowance for credit losses or loan charge offs, which in turn could have a material adverse effect on Southern States’ financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy in one of Southern States’ markets or in occupancy rates where a property is located could increase the likelihood of default.

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

Southern States’ allowance for estimated credit losses may not be adequate to cover actual loan losses, which may require Southern States to take a charge to earnings and adversely impact its financial condition and results of operations.

Southern States maintains an allowance for estimated credit losses that Southern States believes is adequate to absorb any probable losses in its loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, the credit quality of Southern States’ loan portfolio and the performance of Southern States’ customers relative to their financial obligations with Southern States. Southern States periodically evaluates the loan portfolio and assigns risk grading to its loans, which can result in changes in the allowance for credit losses. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond Southern States’ control, and such losses may exceed the allowance for credit losses. Although Southern States believes that its allowance for estimated loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the allowance, the excess losses could adversely affect Southern States’ net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of Southern States’ loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on Southern States’ financial condition and results of operations.

Additionally, federal banking regulators, as part of their supervisory function, periodically review the adequacy of Southern States’ allowance for estimated credit losses. These agencies may require Southern States to establish additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require Southern States to increase the allowance for estimated credit losses, it would have a negative effect on Southern States’ financial condition and results of operations.

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

Acquisitions and mergers, such as our acquisition of Century Bank, may disrupt Southern States’ business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than Southern States expects.

Southern States’ business strategy focuses on organic growth, including new hires and facilities, and growth through acquisitions of financial institutions. For example, we recently announced an Agreement to acquire Century Bank. The market for acquisitions may be limited, and we may face increased difficulties pursuing growth through acquisitions. Southern States’ pursuit of and integration of acquisitions, such as Century Bank, may disrupt Southern States’ business, and common stock that Southern States issues as merger consideration may dilute the book value or market value of our common stock, especially since an acquisition frequently involves the payment of a premium over book and market values. In addition, Southern States may fail to realize some or all of the anticipated benefits of completed acquisitions.

In addition, Southern States’ acquisition activities, including its acquisition of Century Bank, could be material to Southern States’ business and involve a number of significant risks, including the following:

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

If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause

Southern States to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that Southern States acquires, such as Century Bank, could have an adverse effect on its profitability, return on equity, return on assets, or its ability to implement its strategy, any of which in turn could have a material adverse effect on its business, financial condition, and results of operation.

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

The primary sources of liquidity for Southern States Bank are customer deposits, loan repayments and the sale or maturity of investment securities. Loan repayments are subject to credit risks. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, perceived safety, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

Therefore, Southern States Bank may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. Southern States Bank has lines of credit in place with the Federal Home Loan Bank and the Federal Reserve Bank of Atlanta and correspondent banks that Southern States believes are adequate to meet the Bank’s liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

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

Southern States and the Bank are subject to supervision and regulation by banking agencies that periodically conduct examinations of their businesses, including compliance with laws and regulations. Southern States and any nonbanking subsidiaries are subject to supervision and periodic examination by the Federal Reserve. The Bank is subject to supervision and periodic examination by the FDIC and the ASBD. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of Southern States’ business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for credit losses, asset quality, earnings prospects, management, liquidity, or other aspects of Southern States’ operations had become unsatisfactory, or that Southern States or its management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Southern States’ capital, to restrict Southern States’ growth, to assess civil monetary penalties against Southern States, its officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Southern States’ deposit insurance. If Southern States becomes subject to any such a regulatory action, it could have a material adverse effect on Southern States’ business, financial condition, and results of operations. See “Item 1. & 2. Business and Properties—Supervision and Regulation.”

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

The deposits of Southern States Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. While the FDIC’s special assessment in 2023 generally only applied to banks with over $5 billion in total assets, further increases in assessment rates or special assessments that apply to all banks may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2023, Southern States Bank could pay $71.3 million of dividends to Southern States without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of a number of factors, including, but not limited to: (1) our historical and projected financial condition, liquidity and results of operations; (2) our capital levels and needs; (3) any acquisitions or potential acquisitions that we are considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by our board of directors. Our ability to pay dividends may also be limited on account of our outstanding indebtedness, as we generally must make payments on our outstanding indebtedness before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, Southern States is dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Dividends and Dividend Policy” and “Item 1. & 2. Business and Properties—Supervision and Regulation.”

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

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions, such as our acquisition of Century Bank, and investments and under compensation and incentive plans, including the 2017 Incentive Stock Compensation Plan. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments. Such issuances of common stock may dilute our existing stockholders.

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

As of December 31, 2023, we had nothing outstanding under our Line of Credit. On February 7, 2022, we issued and sold in a private placement $48.0 million in aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated notes due 2032. On October 26, 2022, we issued and sold in a private placement $40.0 million in aggregate principal amount of 7.0% Fixed-to-Floating Rate Subordinated notes due 2032.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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
•we are not required to comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
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

On February 15, 2023, we announced that our board of directors approved an extended Program that authorized us to repurchase up to $10.0 million of our common stock through December 31, 2023. On December 20, 2023, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2024, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

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

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve also increased interest rates in 2023, with 25 basis point increases in January, March, May and July 2023, resulting in a range of 5.25% to 5.5% as of December 31, 2023.

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

Severe weather and natural disasters, including hurricanes, tornados, droughts and floods, epidemics and pandemics, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The SEC and federal bank regulators have also recently updated their guidance for pandemics, which may cause us to change our operations and business continuity efforts. We are monitoring the conflict between Russia and Ukraine and Israel and Hamas. While we do not expect that these conflicts will be directly material to us, collateral effects of the geopolitical instability could adversely affect the global economy or domestic markets, including ours.

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

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates on the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (national, international and local) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. A reduction in interest rates could negatively affect our net interest margin.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales proceeds from maturing loans and securities, and other sources could have a negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or the economy in general. General conditions that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry could adversely affect us.

Any new activities and expansion plans may require regulatory approvals, and failure to obtain them may restrict our growth.

As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other closely related businesses. Generally, we must receive regulatory approval before we can acquire a bank holding company, an FDIC-insured depository institution or related businesses, such as Century Bank. In determining whether to approve a proposed acquisition, banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Generally, acquirors must be deemed “well managed” and “well capitalized.” The necessary regulatory approvals may not be granted on terms that are acceptable to us, or granted at all. In certain cases, where our resulting market shares raises competitive concerns, we may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. Our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Executive Officer.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The information security program is periodically reviewed with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on- going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain a Business Continuity Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees. The Business Continuity Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Business Continuity Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. To date, risks from cybersecurity threats have not materially affected our company.

Governance

Our Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense program. This endpoint program is monitored 24/7 and would notify IT staff of an incident. Most incidents would be mitigated by monitoring staff of the endpoint program, but IT staff would have to be involved in more severe incidents. This mitigation is resolved from an always updating database. In severe cases, the device that triggers the incident would be locked down and a plan of action would be put in place. The second line of defense is a monitored firewall. This would also notify IT staff of an incident. Last line of defense is IT Staff. The department is augmented by an information security specialist that is on a monthly retainer. Individuals within the department are generally subject to professional education requirements.

Our board of directors has approved a committee comprised of directors and management called the Information Technology Committee. This committee provides oversight and governance of the technology program and the information security program. This committee meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings may occur from time to time in accordance with the Business Continuity Plan in order to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents.

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

Holders of Record

As of March 11, 2024, there were approximately 420 holders of record, excluding stockholders for whom shares are held in nominee or street name.

Dividends and Dividend Policy

Our stockholders are entitled to receive dividends on common stock only if, when and as declared by our board of directors from funds legally available therefor under Alabama corporate law and as limited by our banking regulators. We paid quarterly cash dividends of $0.09 per share on February 16, 2023, May 16, 2023, August 17, 2023 and November 17, 2023, resulting in cash dividends of $0.36 per share for the year ended December 31, 2023. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on our financial condition, liquidity and results of operations; our capital levels and needs; acquisitions; contractual, statutory and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors. There can be no assurance that in the future we will pay any dividends to holders of our common stock, or as to the amount of any future dividends.

For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. & 2. Business & Properties—Supervision and Regulation.”

Issuer Purchases of Equity Securities

Our purchase of shares of common stock made during the year ended December 31, 2023 consisted of stock repurchases made under our publicly announced stock repurchase program (the “Program”) and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

January 1 - January 31, 2023	—	$—	—	$10,000
February 1 - February 28, 2023	—	—	—	10,000
March 1 - March 31, 2023	24,000	23.95	24,000	9,425
April 1 - April 30, 2023	5,000	22.53	5,000	9,313
May 1 - May 31, 2023	12,474	20.62	12,474	9,055
June 1 - June 30, 2023	1,728	20.14	1,728	9,021
July 1 - July 31, 2023	—	—	—	9,021
August 1 - August 31, 2023	—	—	—	9,021
September 1 - September 30, 2023	—	—	—	9,021
October 1 - October 31, 2023	—	—	—	9,021
November 1 - November 30, 2023	—	—	—	9,021
December 1 - December 31, 2023	—	—	—	9,021
Total	43,202	$22.67	43,202	$9,021

(1) On February 15, 2023, we announced that our board of directors approved an extended Program that authorized us to repurchase up to $10.0 million of our common stock through December 31, 2023. On December 20, 2023, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2024, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2023 and December 31, 2022 included in this Annual Report on From 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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

Recent Developments
On February 27, 2024, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire Century Bank of Georgia (“Century Bank”). Under the terms of the Agreement, CBB Bancorp, the parent company of Century Bank (“CBB Bancorp”) will merge with and into us, with us surviving and Century Bank will merge with and into the Bank, with the Bank surviving (the “Merger”).
Under the terms and subject to the conditions of the Agreement, the holders of CBB Bancorp will have the right to elect to receive either 1.550 shares of our common stock or $45.63 in cash. Shareholder elections for cash are subject to proration such that no more than 10% of the shares outstanding of CBB Bancorp will receive the cash consideration.
The Merger is subject to customary closing conditions, including regulatory approval and approval by the CBB Bancorp shareholders, and is expected to close in the third quarter of 2024. Century Bank operates two branches in the Northwest Georgia markets of Cartersville and Rockmart. For additional information about the Merger, please see the Current Report on Form 8-K filed by Southern States Bancshares, Inc. on February 28, 2024.
Overview of 2023 Results
Net income was $32.0 million for the year ended December 31, 2023, compared to $27.1 million for the year ended December 31, 2022. Significant measures for the year included:

•Return on average assets (“ROAA”) was 1.44% for the year ended December 31, 2023, compared to 1.43% for the year ended December 31, 2022.
•Return on average equity (“ROAE”) was 16.16% for the year ended December 31, 2023, compared to 15.55% for the year ended December 31, 2022.
•Basic earnings per common share was $3.63 for the year ended December 31, 2023, compared to $3.08 for the year ended December 31, 2022.
•Net interest margin of 3.81% for the year ended December 31, 2023, compared to 3.99% for the year ended December 31, 2022.
•Net interest income increased $8.8 million for the year ended December 31, 2023, representing a 12.3% increase over the year ended December 31, 2022.
•Loans, net of unearned income, were $1.9 billion as of December 31, 2023, a $297.3 million, or 18.7%, increase compared to December 31, 2022.
•Deposits were $2.0 billion as of December 31, 2023, a $297.4 million, or 17.3%, increase compared to December 31, 2022.
•Deposits, excluding brokered deposits, were $1.8 billion as of December 31, 2023, a $177.1 million, or 11.0% increase compared to December 31, 2022.

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
Results of Operations for the Years Ended December 31, 2023 and 2022
We had net income of $32.0 million for the year ended December 31, 2023, compared to net income of $27.1 million for the year ended December 31, 2022, an increase of $4.9 million, or 18.0%. The increased net income was primarily the result of a substantial increase in net interest income, which was significantly offset by increases in noninterest expense, income taxes and provision for credit losses.
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

	For the Years Ended
	2023			2022
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,711,006	$114,662	6.70%	$1,421,376	$74,936	5.27%
Taxable securities	152,707	6,806	4.46%	122,500	3,622	2.96%
Nontaxable securities	47,340	977	2.06%	56,255	1,253	2.23%
Other interest-earnings assets	192,433	9,815	5.10%	187,263	3,039	1.62%
Total interest-earning assets	$2,103,486	$132,260	6.29%	$1,787,394	$82,850	4.64%
Allowance for credit losses	(21,233)			(16,883)
Noninterest-earning assets	129,489			122,535
Total Assets	$2,211,742			$1,893,046

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	90,231	82	0.09%	109,786	100	0.09%
Savings and money market accounts	851,351	28,124	3.30%	754,830	5,988	0.79%
Time deposits	480,871	17,162	3.57%	263,021	2,818	1.07%
FHLB advances	39,830	1,848	4.64%	25,264	291	1.15%
Other borrowings	87,023	4,932	5.67%	51,115	2,315	4.53%
Total interest-bearing liabilities	$1,549,306	$52,148	3.37%	$1,204,016	$11,512	0.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$436,571			$496,486
Other liabilities	28,185			18,437
Total noninterest-bearing liabilities	$464,756			$514,923
Stockholders’ Equity	197,680			174,107
Total Liabilities and Stockholders’ Equity	$2,211,742			$1,893,046

Net interest income		$80,112			$71,338
Net interest spread(2)			2.92%			3.68%
Net interest margin(3)			3.81%			3.99%
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

	Year Ended December 31, 2023 vs. Year Ended December 31, 2022
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$19,263	$20,463	$39,726
Taxable securities	1,346	1,838	3,184
Nontaxable securities	(184)	(92)	(276)
Other interest-earning assets	264	6,512	6,776
Total increase in interest income	$20,689	$28,721	$49,410

Interest-bearing liabilities:
Interest-bearing transaction accounts	(18)	—	(18)
Savings and money market accounts	3,188	18,948	22,136
Time deposits	7,775	6,569	14,344
FHLB advances	676	881	1,557
Other borrowings	2,035	582	2,617
Total increase in interest expense	$13,656	$26,980	$40,636
Increase in net interest income	$7,033	$1,741	$8,774
Net interest income for the year ended December 31, 2023 was $80.1 million compared to $71.3 million for the year ended December 31, 2022, an increase of $8.8 million, or 12.3%. The increase in net interest income was comprised of a $49.4 million, or 59.6%, increase in interest income, partially offset by a $40.6 million, or 353.0%, increase in interest expense. The growth in interest income was primarily attributable to a 1.43% increase in the yield earned on average loans outstanding coupled with a $289.6 million, or 20.4%, increase in average gross loans outstanding as of December 31, 2023 compared to December 31, 2022. The increase in average gross loans outstanding was substantially due to organic growth. The $40.6 million increase in interest expense for the year ended December 31, 2023 was primarily related to a 2.41% increase in the rate paid on interest-bearing liabilities coupled with an increase of $345.3 million, or 28.7%, in average interest-bearing liabilities as of December 31, 2023 compared to December 31, 2022. The increase in average interest-bearing liabilities from December 31, 2022 to December 31, 2023 was due to organic growth. For the year ended December 31, 2023, net interest margin and net interest spread were 3.81% and 2.92%, respectively, compared to 3.99% and 3.68%, respectively, for the same period in 2022.

Provision for Credit Losses
The provision for credit losses for the year ended December 31, 2023 was $6.1 million compared to $5.6 million for the year ended December 31, 2022. The provision was recorded primarily based on growth as well as current economic factors and increases for individually analyzed loans. In the year ended December 31, 2023, there were net charge offs of $583,000. In the year ended December 31, 2022, there were net charge offs of $293,000.

The allowance for credit losses as a percentage of gross loans was 1.29% and 1.27% at December 31, 2023 and 2022, respectively.
Noninterest Income
Noninterest income for the year ended December 31, 2023 was $8.9 million compared to $8.7 million for the year ended December 31, 2022, an increase of $197,000, or 2.3%, which primarily resulted from an increase in other operating income, a net gain on securities for the year ended December 31, 2023, compared to a net loss on securities for the year ended December 31, 2022, in addition to an increase in swap fees during the year ended December 31, 2023. These increases were significantly offset as a result of a $2.6 million gain on the sale of two branches during the year ended December 31, 2022.
The following table sets forth the major components of our noninterest income for the year ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,790	$1,863	$(73)
Swap fees	691	49	642
SBA/USDA fees	344	646	(302)
Bank card services and interchange fees	1,556	1,681	(125)
Mortgage banking activities	533	815	(282)
Net gain (loss) on securities	555	(632)	1,187
Gain on the sale of branches	—	2,600	(2,600)
Other operating income(1)	3,405	1,655	1,750
Total noninterest income	$8,874	$8,677	$197
(1)Other operating income includes income and fees associated with miscellaneous services, increases in the cash surrender value of BOLI and BOLI benefit claims, and a fee related to the payoff of large loan.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $73,000, or 3.9%, to $1.8 million for the year ended December 31, 2023 from $1.9 million for the year ended December 31, 2022. The year ended December 31, 2023 did not include fees from cash intensive businesses, which were collected during the year ended December 31, 2022 in the amount of $78,000. This revenue stream ended during 2022 and is not expected to continue going forward. The sale of branches during October 2022 resulted in a slight reduction in service charges on deposit accounts.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $642,000, or 1310.2%, to $691,000 for the year ended December 31, 2023 from $49,000 for the year ended December 31, 2022. The Bank participated in several interest rate swaps during the year ended December 31, 2023 and realized a net fair value adjustment as a loss during the year ended December 31, 2023, compared to a net fair value adjustment as a gain during the year ended December 31, 2022.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $302,000, or 46.7%, to $344,000 for the year ended December 31, 2023, from $646,000 for the year ended December 31, 2022. The decrease was primarily due to additional gains on the sales of loans during the year ended December 31, 2022 compared to the year ended December 31, 2023, along with a reduction in servicing income during the year ended December 31, 2023.

Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees decreased $125,000, or 7.4%, to $1.6 million for the year ended December 31, 2023, from $1.7 million for the year ended December 31, 2022. This decrease was primarily the result of less transactional volume that generated a reduction in interchange fees during the year ended December 31, 2023. The sale of branches during October 2022 resulted in a slight reduction in bank card service fees.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $282,000, or 34.6%, to $533,000 for the year ended December 31, 2023 from $815,000 for the year ended December 31, 2022. This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates.
Net gain on securities was $555,000 for the year ended December 31, 2023, substantially as a result of market adjustments on equity securities. Net loss on securities was $632,000 for the year ended December 31, 2022 as result of market adjustments on equity securities.
The Bank completed the sale of two branches during the third quarter of 2022 resulting in a $2.6 million gain.
Other operating income increased $1.8 million, or 105.7%, to $3.4 million for the year ended December 31, 2023 from $1.7 million for the year ended December 31, 2022. This increase was primarily due to a $1.9 million fee related to the early payoff of a $12.0 million loan. The Company recorded the fee in noninterest income instead of interest income as this was unusually large and atypical and would have an unusual impact on net interest margin. The year ended December 31, 2022 results included BOLI benefit claims which were not available during the year ended December 31, 2023.
Noninterest Expense
Noninterest expense for the year ended December 31, 2023 was $41.9 million compared to $39.6 million for the year ended December 31, 2022, an increase of $2.3 million, or 5.7%, which primarily resulted from increases in salaries and employee benefits, other operating expenses and professional services. The increase was slightly offset by a decrease in equipment and occupancy expenses.
The following table sets forth the major components of our noninterest expense for the year ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$25,665	$24,597	$1,068
Equipment and occupancy expenses	2,776	2,918	(142)
Professional services	2,244	1,775	469
Data processing fees	2,528	2,444	84
Other real estate income	(111)	(148)	37
Other operating expenses(1)	8,774	8,028	746
Total noninterest expense	$41,876	$39,614	$2,262
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for unfunded credit commitments.

Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.1 million, or 4.3%, from $24.6 million for the year ended December 31, 2022 to $25.7 million for the year ended December 31, 2023. The increase was substantially due to $1.6 million in one-time retirement related expenses paid to our former CEO in May 2023, which was partially offset by a decrease in incentive plan expense as result of a reduction in employees and open positions.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the year ended December 31, 2023 was $2.8 million compared to $2.9 million for the year ended December 31, 2022, a decrease of $142,000, or 4.9%. The decrease was primarily attributable to a reduction in depreciation expense and maintenance contracts, partially as a result of the sale of branches during October 2022, and somewhat offset by an increase in property taxes on the office locations.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $469,000, or 26.4%, to $2.2 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022. This increase was substantially the result of general increases, which was partially offset by a decrease in servicing expense on SBA/USDA loan sales. In addition, there were expenses associated with a resolved legal matter. Also, the Company incurred consulting fees associated with the sale of the branches during the year ended December 31, 2022, which were not incurred during the year ended December 31, 2023.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $84,000, or 3.4%, to $2.5 million for the year ended December 31, 2023 compared to $2.4 million for the year ended December 31, 2022. The increase was primarily the result of additional software and general increases.
Other real estate net income decreased $37,000, or 25.0%, to a net income of $111,000 for the year ended December 31, 2023, from a net income of $148,000 for the year ended December 31, 2022. This decrease was primarily the result of an increase in OREO expenses, significantly as a result of broker fees related to the sale of a $2.9 million property. This was considerably offset by a recovery associated with another property that sold in 2020.
Other operating expenses increased $746,000, or 9.3%, to $8.8 million for the year ended December 31, 2023, compared to $8.0 million for the year ended December 31, 2022. The increase was primarily due to a full year of operating expenses related to a tax credit investment during the year ended December 31, 2023. The tax credit investment began in December 2022 and only incurred operating expense for that month. In addition, FDIC insurance and expenses associated with the uninsured deposit program increased during the year ended December 31, 2023. The increase was partially offset by a reduction in fraud and forgery losses. There were also smaller variations both positive and negative due to timing.
Financial Condition
Total assets grew $401.5 million, or 19.6%, to $2.4 billion at December 31, 2023 from $2.0 billion at December 31, 2022.
Loans, net of unearned income, increased $297.3 million, or 18.7%, to $1.9 billion at December 31, 2023 from $1.6 billion at December 31, 2022.
Securities portfolio increased $23.4 million, or 13.4%, to $198.6 million at December 31, 2023, compared to $175.2 million at December 31, 2022.
Cash and cash equivalents grew $82.2 million, or 48.8%, to $250.7 million at December 31, 2023, from $168.5 million at December 31, 2022.

Deposits grew $297.4 million, or 17.3%, to $2.0 billion at December 31, 2023 compared to $1.7 billion at December 31, 2022. The majority of the growth was due to an increase of $320.5 million in interest-bearing deposits, partially offset by an $23.0 million decrease in noninterest-bearing deposits. Included in the increase was $120.4 million in brokered deposits. Our total deposits, excluding brokered deposits, grew 11.0% for the year ended December 31, 2023.
Total stockholders’ equity increased $33.2 million, or 18.3%, to $215.0 million at December 31, 2023, compared to $181.7 million at December 31, 2022. The increase was substantially due to earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.026% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$242,960	12.9%	$255,736	16.1%
Residential	224,603	11.9%	167,891	10.5%
Commercial	1,144,867	60.5%	904,872	56.8%
Commercial and industrial	269,961	14.3%	256,553	16.1%
Consumer and other	8,286	0.4%	7,655	0.5%
Gross Loans	1,890,677	100.0%	1,592,707	100.0%
Deferred loan fees	(6,169)		(5,543)
Allowance for credit losses	(24,378)		(20,156)
Loans, net	$1,860,130		$1,567,008
Gross loans increased $298.0 million, or 18.7%, to $1.9 billion as of December 31, 2023 compared to $1.6 billion as of December 31, 2022. Portfolio segments and classes remained relatively consistent since December 31, 2022.

The following table details maturities and sensitivity to interest rate changes of our gross loans by category at December 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$92,350	$109,559	$31,261	$9,790	$242,960
Residential	10,927	120,488	55,947	37,241	224,603
Commercial	92,860	789,960	169,500	92,547	1,144,867
Commercial and industrial	97,729	136,398	35,834	—	269,961
Consumer and other	2,663	4,316	1,307	—	8,286
Gross Loans	$296,529	$1,160,721	$293,849	$139,578	$1,890,677

Amount due after one year at
fixed interest rates
Real estate mortgages:
Construction and development	$65,760
Residential	85,117
Commercial	627,075
Commercial and industrial	98,897
Consumer and other	3,279
Gross Loans	$880,128

Amount due after one year at
variable interest rates
Real estate mortgages:
Construction and development	$84,850
Residential	128,559
Commercial	424,932
Commercial and industrial	73,335
Consumer and other	2,344
Gross Loans	$714,020
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate, commercial, agricultural and consumer lending activities with customers throughout our markets in Alabama and Georgia. About 85.3% of our gross loans were secured by real property as of December 31, 2023, compared to 83.4% as of December 31, 2022. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 60.5% of total gross loans as of December 31, 2023 and represented 56.8% of total gross loans as of December 31, 2022. C&D loans were 12.9% of total gross loans as of December 31, 2023, and represented 16.1% of total gross loans as of December 31, 2022. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 296.8% as of December 31, 2023 and

283.2% as of December 31, 2022. C&D loans represented 80.9% of total risk-based Bank capital as of December 31, 2023 compared to 98.0% as of December 31, 2022. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of December 31, 2023 and December 31, 2022 were each below the 300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans decreased $12.8 million, or 5.0%, to $243.0 million as of December 31, 2023 from $255.7 million as of December 31, 2022. The majority of this decrease was due to a loan reclassification to residential in the Company’s Huntsville, Alabama market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 53.5% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $22.7 million, or 10.1% of our residential portfolio as of December 31, 2023. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 35.6% of the portfolio. Other residential loans make up the remaining 0.8% of the portfolio.
Residential multi-family loans increased $56.7 million, or 33.8%, to $224.6 million as of December 31, 2023 from $167.9 million as of December 31, 2022. The majority of this increase was due to a loan reclassification to multi-family residential in the Company’s Huntsville market, along with growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $240.0 million, or 26.5%, to $1.1 billion as of December 31, 2023 from $904.9 million as of December 31, 2022. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Auburn, Alabama and Georgia markets. As of December 31, 2023, the Company’s commercial real estate portfolio was comprised of $568.2 million in non-owner occupied commercial real estate loans and $121.5 million in commercial construction loans.

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
Commercial and industrial loans increased $13.4 million, or 5.2% to $270.0 million as of December 31, 2023 from $256.6 million as of December 31, 2022. The majority of this increase was due to loan growth primarily in the Company’s Georgia markets.
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
Consumer and other loans (non-real estate loans) increased $631,000, or 8.2%, to $8.3 million as of December 31, 2023 from $7.7 million as of December 31, 2022.
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
At December 31, 2023 and 2022, loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $127.8 million and $107.9 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At December 31, 2023 and 2022, we purchased loan participations totaling $121.8 million and $114.6 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses.

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At December 31, 2023, $1.2 million in allowance for credit losses was recognized on off-balance sheet financial instruments.
The allowance for credit losses was $24.4 million at December 31, 2023 compared to $20.2 million at December 31, 2022, an increase of $4.2 million, or 20.9%. Additional provisions were recorded based on overall growth in loans, current economic factors and increases for individually analyzed loans.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	As of and for the Years Ended December 31,
	2023	2022
	(dollars in thousands)

Average loans, net of unearned income	$1,711,006	$1,421,376
Loans, net of unearned income	1,884,508	1,587,164
Allowance for credit losses at beginning of the period	20,156	14,844
Impact of adoption of ASC 326	(1,285)	—
Charge offs:
Construction and development	3	66
Residential	—	7
Commercial	—	—
Commercial and industrial	686	479
Consumer and other	8	26
Total charge offs	697	578
Recoveries:
Construction and development	—	—
Residential	41	50
Commercial	—	—
Commercial and industrial	54	205
Consumer and other	19	30
Total recoveries	114	285
Net charge offs	$583	$293

Provision for credit losses	$6,090	$5,605
Balance at end of period	$24,378	$20,156

Allowance for credit losses on unfunded commitments at beginning of the period	$—	$—
Impact of adoption of ASC 326	1,285	—
Credit for credit losses on unfunded commitments	(46)	—
Balance at the end of the period	$1,239	$—

Ratio of allowance to end of period loans	1.29%	1.27%
Ratio of net charge offs to average loans	0.03%	0.02%
Net charge offs for the year ended December 31, 2023 totaled $583,000, an increase of $290,000 compared to net charge offs of $293,000 for the year ended December 31, 2022.

The following table presents the allocation of net charge offs (recoveries) to average gross loans by major loan category:

	December 31, 2023			December 31, 2022
	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$3	$225,780	0.00%	$66	$197,676	0.03%
Residential	(41)	213,718	(0.02)%	(43)	155,762	(0.03)%
Commercial	—	1,002,690	0.00%	—	825,100	0.00%
Commercial and industrial	632	260,750	0.24%	274	233,704	0.12%
Consumer and other	(11)	8,068	(0.14)%	(4)	9,134	(0.04)%
Total average gross loans	$583	$1,711,006	0.03%	$293	$1,421,376	0.02%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	December 31, 2023		December 31, 2022
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,448	12.9%	$4,081	16.1%
Residential	3,049	11.9%	1,292	10.5%
Commercial	11,329	60.5%	9,070	56.8%
Commercial and industrial	4,466	14.3%	5,642	16.1%
Consumer and other	86	0.4%	71	0.5%
Total	$24,378	100.0%	$20,156	100.0%

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
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. Depending on a particular loan’s circumstances, the Company measures impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to the Company’s attention as part of its problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $33,000 at December 31, 2023, consisting of one property, located in Wedowee, Alabama. The Company sold a $2.9 million property in December 2023 and incurred selling expenses but no loss.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans decreased $1.1 million from December 31, 2022 to December 31, 2023. The net decrease was primarily the result of two loans that were paid-off, one loan that was charged-off and another loan that was moved back to accruing status.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	December 31,
	2023	2022
	(dollars in thousands)

Nonaccrual loans	$1,017	$2,245
Past due loans 90 days or more and still accruing interest	160	—
Total nonperforming loans	1,177	2,245
OREO	33	2,930
Total nonperforming assets	$1,210	$5,175

Allowance for credit losses	$24,378	$20,156
Gross loans outstanding at the end of period	$1,890,677	$1,592,707
Allowance for credit losses to gross loans	1.29%	1.27%
Allowance for credit losses to nonperforming loans	2071.20%	897.82%
Nonperforming loans to gross loans	0.06%	0.14%
Nonperforming assets to gross loans and OREO	0.06%	0.32%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$—	$67
Residential	252	565
Commercial	765	1,278
Commercial and industrial	—	312
Consumer and other	—	23
Total	$1,017	$2,245

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

The following table summarizes the fair value of the securities portfolio as of December 31, 2023 and December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2023, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2023 and December 31, 2022. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,197	1.31%	$3,524	1.48%	$—	—%	$9,721	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,699	6.34	747	1.54	2,446	4.88
State and municipal securities	482	1.90	1,595	1.85	3,833	2.12	39,310	1.99	45,220	2.00
Corporate debt securities	—	—	3,015	4.85	9,502	4.94	—	—	12,517	4.92
Asset based securities	—	—	864	2.20	3,979	3.41	14,269	6.64	19,112	5.76
Mortgage-backed GSE residential/multifamily and non-GSE	9,847	7.63	29,493	6.29	6,943	4.34	55,023	4.83	101,306	5.50
Total securities available for sale	$10,329	7.36%	$41,164	5.17%	$29,480	3.89%	$109,349	4.03%	$190,322	4.43%

Securities Held to Maturity
State and municipal securities	—	—	—	—	7,743	2.39	11,889	2.37	19,632	2.37
Total securities held to maturity	$—	—%	$—	—%	$7,743	2.39%	$11,889	2.37%	$19,632	2.37%
Total securities	$10,329	7.36%	$41,164	5.17%	$37,223	3.58%	$121,238	3.86%	$209,954	4.24%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$—	—%	$1,992	1.33%	$7,772	1.39%	$—	—%	$9,764	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,262	4.63	747	1.54	2,009	3.48
State and municipal securities	—	—	2,093	1.86	3,276	2.10	50,835	2.29	56,204	2.26
Corporate debt securities	—	—	3,022	4.84	9,504	4.94	—	—	12,526	4.92
Asset based securities	—	—	1,231	2.16	2,654	1.65	10,194	4.77	14,079	3.96
Mortgage-backed GSE residential/multifamily and non-GSE	5,768	6.53%	27,472	4.83	7,455	4.58	35,197	3.37	75,892	4.26
Total securities available for sale	$5,768	6.53%	$35,810	4.37%	$31,923	3.41%	$96,973	2.94%	$170,474	3.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	5,310	2.38	14,342	2.37	19,652	2.37
Total securities held to maturity	$—	—%	$—	—%	$5,310	2.38%	$14,342	2.37%	$19,652	2.37%
Total securities	$5,768	6.53%	$35,810	4.37%	$37,233	3.27%	$111,315	2.87%	$190,126	3.34%

Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At December 31, 2023, BOLI totaled $29.9 million compared to $29.2 million at December 31, 2022. The increase represents an increase in the cash surrender value.

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
Total deposits at December 31, 2023 were $2.0 billion, representing an increase of $297.4 million, or 17.3%, compared to $1.7 billion at December 31, 2022. As of December 31, 2023, 21.7% of total deposits were comprised of noninterest-bearing demand accounts, 48.6% of interest-bearing non-maturity accounts and 29.7% of time deposits. Brokered deposits represented 11.4% of total deposits.
The following table summarizes our deposit balances as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$437,959	21.7%	$460,977	26.8%
Interest-bearing transaction	946,347	46.9%	837,127	48.6%
Savings	35,412	1.7%	49,235	2.9%
Time deposits, $250,000 and under	500,406	24.8%	307,145	17.8%
Time deposits, over $250,000	98,065	4.9%	66,259	3.9%
Total deposits	$2,018,189	100.0%	$1,720,743	100.0%
The following tables set forth the maturity of time deposits as of December 31, 2023 and 2022:

	December 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$47,117	$155,751	$76,776	$18,751	$298,395
Time deposits, $100,000 through $250,000	76,980	112,809	11,560	662	202,011
Time deposits, over $250,000	42,646	53,105	2,013	301	98,065
Total time deposits	$166,743	$321,665	$90,349	$19,714	$598,471

	December 31, 2022
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$35,256	$78,290	$59,178	$1,705	$174,429
Time deposits, $100,000 through $250,000	15,096	48,578	67,921	1,121	132,716
Time deposits, over $250,000	9,237	28,898	27,823	301	66,259
Total time deposits	$59,589	$155,766	$154,922	$3,127	$373,404
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$436,571	—%	$496,486	—%
Interest-bearing transaction	90,231	0.09%	109,786	0.09%
Money markets	808,880	3.47%	689,217	0.85%
Savings	42,471	0.20%	65,613	0.19%
Time deposits	480,871	3.57%	263,021	1.07%
Total deposits	$1,859,024	2.44%	$1,624,123	0.55%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $615.7 million and $601.0 million as of December 31, 2023 and 2022, respectively.
The following table presents the maturities of our time deposits in excess of the insurance limit of $250,000 as of December 31, 2023.

December 31, 2023
(dollars in thousands)

Three months	$29,542
Over 3 months through 6 months	16,624
Over 6 months through 12 months	31,865
Over 12 months	2,552
Total	$80,583

Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2023 and December 31, 2022, we had borrowing capacity from the FHLB of $162.7 million and $99.5 million, respectively. We had $70.0 million in FHLB borrowings as of December 31, 2023 and $31.0 million as of December 31, 2022. All our outstanding FHLB advances have fixed rates of interest.
The following table sets forth our FHLB borrowings as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(dollars in thousands)

Amount outstanding at end of period	$70,000	$31,000
Weighted average interest rate at end of period	5.02%	3.43%
Maximum month-end balance	$70,000	$35,000
Average balance outstanding during the period	$39,830	$25,264
Weighted average interest rate during the period	4.64%	1.15%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $99.2 million and $87.2 million as of December 31, 2023 and December 31, 2022, respectively. The Bank had $10.0 million outstanding as of December 31, 2023, which was subsequently repaid on January 2, 2024. There was $89.2 million and $87.2 million available as of December 31, 2023 and December 31, 2022, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity shortages. The Bank had borrowing capacity of $295.7 million as a source of funding as of December 31, 2023 and had $10.0 million outstanding as of December 31, 2023, which was subsequently repaid on January 10, 2024. There was $285.7 million available as of December 31, 2023.
Federal Reserve Bank Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. The Bank had borrowing capacity of $11.3 million as a source of funding as of December 31, 2023 and had $7.0 million outstanding as of December 31, 2023, which was subsequently repaid on January 16, 2024. There was $4.3 million available as of December 31, 2023.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of December 31, 2023 was $0.

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
Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and the fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, federal reserve bank borrowings and the Line of Credit.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of December 31, 2023, was approximately 30.5%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of December 31, 2023, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2023 and December 31, 2022.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at December 31, 2023.

	Payments Due as of December 31, 2023
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$488,408	$110,036	$27	$598,471
FHLB advances	58,000	12,000	—	70,000
Subordinated notes	—	—	86,679	86,679
Other borrowings	26,994	—	—	26,994
Total contractual obligations	$573,402	$122,036	$86,706	$782,144
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
The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2023	2022
	(dollars in thousands)

Commitments to extend credit	$501,935	$550,315
Standby letters of credit	2,846	5,632
Total	$504,781	$555,947
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	December 31,
	2023	2022
Change in Interest Rates (Basis Points)
+400	6.00	20.45
+300	4.90	15.30
+200	3.60	10.23
+100	1.90	5.20
-100	(3.60)	(6.04)
-200	(6.10)	(12.88)
-300	(8.50)	(20.44)
-400	(12.30)	(27.53)
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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2023, included in this Annual Report on Form 10-K.
Allowance for Credit Losses on Loans. The allowance for credit losses is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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

Allowance for Credit Losses on Securities. Effective January 1, 2023, the Company estimates and recognizes an allowance for credit losses for held to maturity debt securities pursuant to ASU No. 2016-13. The Company has a zero-loss expectation for its held to maturity securities portfolio, except for U.S. State and Municipal securities, and therefore it is not required to estimate an allowance for credit losses related to these securities. For held to maturity securities that do not have a zero-loss expectation, the allowance for credit losses is based on the security’s amortized cost, excluding interest receivable, and represents the portion of the amortized cost that the Company does not expect to collect over the life of the security. The allowance for credit losses is determined using average industry credit ratings and historical loss experience, and is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. The Company evaluates available for sale debt securities that experienced a decline in fair value below amortized cost for credit impairment. In performing an assessment of whether any decline in fair value is due to a credit loss, the Company considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer, explicit or implicit guarantees by the federal government or collateral underlying the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. The Company recognizes a credit impairment if the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost. Prior to the adoption of ASU No. 2016-13 Management evaluated available for sale and held to maturity debt securities for other-than-temporary-impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
Valuation of Foreclosed Assets. Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed. The valuation of foreclosed assets is a significant estimate and is regularly evaluated by management for accuracy by taking into consideration periodic independent appraisals adjusted for estimated costs to sell. Because current economic conditions can change and future events are inherently difficult to predict, the valuation of the Company’s foreclosed assets could significantly and quickly change, particularly when updated appraisal valuations are obtained on individual properties.

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
Anniston, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Southern States Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama
March 14, 2024

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$19,710	$15,260
Interest-bearing deposits in banks	134,846	90,198
Federal funds sold	96,095	63,041
Total cash and cash equivalents	250,651	168,499

Securities available for sale, at fair value ($190,322 amortized cost, $0 allowance for credit losses at December 31, 2023; $170,474 amortized cost, $0 allowance for credit losses at December 31, 2022)	179,000	155,544
Securities held to maturity, at amortized cost ($16,233 at fair value, $0 allowance for credit losses at December 31, 2023; $15,365 at fair value, $0 allowance for credit losses at December 31, 2022)	19,632	19,652
Other equity securities, at fair value	3,649	4,444
Restricted equity securities, at cost	5,684	3,134
Loans held for sale	450	1,047

Loans, net of unearned income	1,884,508	1,587,164
Less allowance for credit losses	24,378	20,156
Loans, net	1,860,130	1,567,008

Premises and equipment, net	26,426	27,345
Accrued interest receivable	8,711	6,963
Bank owned life insurance	29,884	29,186
Annuities	15,036	15,478
Foreclosed assets	33	2,930
Goodwill	16,862	16,862
Core deposit intangible	899	1,226
Other assets	29,616	25,886

Total assets	$2,446,663	$2,045,204

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$437,959	$460,977
Interest-bearing	1,580,230	1,259,766
Total deposits	2,018,189	1,720,743

Other borrowings	26,994	(19)
FHLB advances	70,000	31,000
Subordinated notes	86,679	86,314
Accrued interest payable	1,519	584
Other liabilities	28,318	24,863
Total liabilities	2,231,699	1,863,485

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,841,349 and 8,706,920 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	44,479	43,714
Capital surplus	78,361	76,785
Retained earnings	102,523	73,764
Accumulated other comprehensive loss	(8,379)	(11,048)
Unvested restricted stock	(466)	(477)
Vested restricted stock units	(1,554)	(1,019)

Total stockholders' equity	214,964	181,719

Total liabilities and stockholders' equity	$2,446,663	$2,045,204
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended
	2023	2022
Interest income:
Loans, including fees	$114,662	$74,936
Taxable securities	6,806	3,622
Nontaxable securities	977	1,253
Other interest and dividends	9,815	3,039
Total interest income	132,260	82,850

Interest expense:
Deposits	45,368	8,906
Other borrowings	6,780	2,606
Total interest expense	52,148	11,512

Net interest income	80,112	71,338
Provision for credit losses	6,090	5,605
Net interest income after provision for credit losses	74,022	65,733

Noninterest income:
Service charges on deposit accounts	1,790	1,863
Swap fees	691	49
SBA/USDA fees	344	646
Mortgage origination fees	533	815
Net gain (loss) on securities	555	(632)
Other operating income	4,961	5,936
Total noninterest income	8,874	8,677

Noninterest expenses:
Salaries and employee benefits	25,665	24,597
Equipment and occupancy expenses	2,776	2,918
Data processing fees	2,528	2,444
Regulatory assessments	1,198	925
Other operating expenses	9,709	8,730
Total noninterest expenses	41,876	39,614

Income before income taxes	41,020	34,796

Income tax expense	9,068	7,725

Net income	$31,952	$27,071

Basic earnings per share	$3.63	$3.08

Diluted earnings per share	$3.53	$3.02
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	2023	2022
Net income	$31,952	$27,071

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of ($935) and $4,624, respectively	2,660	(13,161)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $3 and $0, respectively	9	—

Other comprehensive income (loss)	2,669	(13,161)

Comprehensive income	$34,621	$13,910
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	9,012,857	$45,064	$80,640	$49,858	$2,113	$(477)	$—	$177,198
Net income	—	—	—	—	—	27,071	—	—	—	27,071
Exercise of common stock options	—	—	15,300	78	144	—	—	—	—	222
Issuance of restricted stock	—	—	24,265	121	379	—	—	(500)	—	—
Vesting of restricted stock units	—	—	—	179	840	—	—	—	(1,019)	—
Repurchase of common stock under the stock repurchase program	—	—	(345,502)	(1,728)	(5,630)	—	—	—	—	(7,358)
Stock-based compensation	—	—	—	—	412	—	—	500	—	912
Common stock dividends paid	—	—	—	—	—	(3,165)	—	—	—	(3,165)
Other comprehensive loss	—	—	—	—	—	—	(13,161)	—	—	(13,161)
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)	$(1,019)	$181,719
Net income	—	—	—	—	—	31,952	—	—	—	31,952
Issuance of common stock	—	—	4,875	24	85	—	—	—	—	109
Exercise of common stock options	—	—	143,644	718	736	—	—	—	—	1,454
Issuance of restricted stock	—	—	23,534	118	565	—	—	(683)	—	—
Forfeiture of restricted stock	—	—	(7,135)	(36)	(141)	—	—	177	—	—
Vested restricted stock units	—	—	—	157	741	—	—	—	(898)	—
Issuance of restricted stock units	—	—	12,713	—	—	—	—	—	363	363
Repurchase of common stock under the stock repurchase program	—	—	(43,202)	(216)	(763)	—	—	—	—	(979)
Stock-based compensation	—	—	—	—	353	—	—	517	—	870
Common stock dividends paid	—	—	—	—	—	(3,193)	—	—	—	(3,193)
Other comprehensive income	—	—	—	—	—	—	2,669	—	—	2,669
Balance, December 31, 2023	—	$—	8,841,349	$44,479	$78,361	$102,523	$(8,379)	$(466)	$(1,554)	$214,964

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	2023	2022
OPERATING ACTIVITIES
Net income	$31,952	$27,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	1,168	1,252
Net (gain) loss on securities	(555)	632
Net amortization of securities	592	905
Amortization of core deposit intangible	327	274
Provision for credit losses	6,090	5,605
Deferred income taxes	(2,939)	(2,696)
Net loss on sale of foreclosed assets	20	—
Loss on sale of premises, equipment and software	—	1,047
Stock-based compensation	870	912
Net decrease in loans held for sale	597	1,353
Income from bank owned life insurance	(698)	(624)
Increase in interest receivable	(1,748)	(2,793)
Increase in interest payable	935	452
Net other operating activities	2,743	5,476

Net cash provided by operating activities	39,354	38,866

INVESTING ACTIVITIES
Purchase of securities available for sale	(49,675)	(51,797)
Proceeds from sale of securities available for sale	10,532	—
Proceeds from sale of other equity securities	800	4,311
Proceeds from maturities, calls, and paydowns of securities available for sale	18,698	9,599
Net purchase of restricted equity securities	(2,550)	(534)
Purchase of annuities	—	(2,622)
Purchase of bank owned life insurance	—	(7,021)
Net increase in loans	(296,739)	(337,157)
Proceeds from sale of foreclosed assets	403	—
Proceeds from bank owned life insurance	—	660
Purchase of premises, equipment and software	(249)	(2,600)

Net cash used in investing activities	(318,780)	(387,161)

FINANCING ACTIVITIES
Net increase in deposits	297,446	164,292
Proceeds from issuance of common stock	1,563	222
Proceeds from issuance of restricted stock units	363	—
Repurchase of common stock	(979)	(7,358)
Net proceeds of FHLB advances	39,000	5,050
Net proceeds (repayment) of other borrowings	27,013	(12,517)
Net proceeds of subordinated notes	365	86,314
Common stock dividends paid	(3,193)	(3,165)

Net cash provided by financing activities	361,578	232,838

Net increase (decrease) in cash and cash equivalents	82,152	(115,457)

Cash and cash equivalents at beginning of year	168,499	283,956

Cash and cash equivalents at end of year	$250,651	$168,499

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$51,213	$11,060
Income taxes	$12,956	$9,516

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$43	$—
Internally financed sales of foreclosed assets	$2,517	$—
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
The Bank may be required to maintain reserve balances in cash or on deposit with a correspondent bank for the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $0 at December 31, 2023 and December 31, 2022.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of December 31, 2023, the Company had $19,632 of held to maturity securities and no related valuation account.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,147 and $1,106 at December 31, 2023 and December 31, 2022, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $7,377 and $5,720 at December 31, 2023 and December 31, 2022, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. At December 31, 2023, $1,239 in allowance for credit losses has been recognized on off-balance sheet financial instruments.
Modifications to Borrowers Experiencing Financial Difficulty
The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan. A modified loan is tracked for at least 12 months following the modifications granted. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of December 31, 2023.
Troubled Debt Restructurings
Prior to the adoption of ASU 2016-13 and ASU 2022-02, a loan is considered a troubled debt restructuring (TDR) based on individual facts and circumstances. The Company designates loan modifications as TDRs when for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at December 31, 2023.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in December 2023. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of December 31, 2023 and based on that evaluation there was no impairment.
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
In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio
Income Taxes
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

	For the Years Ended
	2023	2022
Basic Earnings Per Share:
Net Income	$31,952	$27,071
Weighted average common shares outstanding	8,809,590	8,774,860
Basic earnings per share	$3.63	$3.08
Diluted Earnings Per Share:
Net income allocated to common shareholders	$31,938	$27,053
Weighted average common shares outstanding	8,809,590	8,774,860
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	228,564	174,809
Average shares and dilutive potential common shares	9,038,154	8,949,669
Dilutive earnings per share	$3.53	$3.02

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES
The amortized cost and fair value of securities at December 31, 2023 and December 31, 2022 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$9,764	$—	$(1,180)	$8,584
U.S. Government Sponsored Enterprises (GSEs)	2,009	—	(221)	1,788
State and municipal securities	56,204	100	(6,379)	49,925
Corporate debt securities	12,526	—	(899)	11,627
Asset based securities	14,079	—	(742)	13,337
Mortgage-backed GSE residential/multifamily and non-GSE	75,892	3	(5,612)	70,283
Total securities available for sale	$170,474	$103	$(15,033)	$155,544

Securities Held to Maturity
State and municipal securities	19,652	—	(4,287)	15,365
Total securities held to maturity	$19,652	$—	$(4,287)	$15,365
Total securities	$190,126	$103	$(19,320)	$170,909
Securities with a carrying value of $27,477 and $32,222 at December 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of December 31, 2023 and December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$482	$476	$—	$—
Due from one year to five years	11,671	10,855	8,338	7,818
Due after five to ten years	22,537	20,439	24,468	22,047
Due after ten years	54,326	50,285	61,776	55,396
Mortgage-backed securities	101,306	96,945	75,892	70,283
Total securities available for sale	$190,322	$179,000	$170,474	$155,544

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	7,743	6,483	5,310	4,255
Due after ten years	11,889	9,750	14,342	11,110
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,632	$16,233	$19,652	$15,365
Total securities	$209,954	$195,233	$190,126	$170,909
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the years ended December 31, 2023 and December 31, 2022 consist of the following:

	Years Ended December 31,
	2023	2022
Gross gains	$792	$331
Gross losses	(237)	(963)
Net realized gain (loss)	$555	$(632)

Restricted equity securities as of December 31, 2023 and December 31, 2022 consist of the following:

	December 31,
	2023	2022
Federal Home Loan Bank stock	$4,759	$2,209
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$5,684	$3,134

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(949)	$8,772	$(949)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(215)	1,451	(215)
State and municipal securities	—	—	(4,172)	40,663	(4,172)
Corporate debt securities	—	—	(1,258)	11,259	(1,258)
Asset based securities	(11)	1,102	(468)	6,904	(479)
Mortgage-backed GSE residential/multifamily and non-GSE	(268)	24,708	(4,257)	56,083	(4,525)
Total securities available for sale	$(279)	$25,810	$(11,319)	$125,132	$(11,598)

Securities Held to Maturity
State and municipal securities	—	—	(3,399)	16,233	(3,399)
Total securities held to maturity	$—	$—	$(3,399)	$16,233	$(3,399)
Total securities	$(279)	$25,810	$(14,718)	$141,365	$(14,997)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2022
Securities Available for Sale
U.S. Treasury securities	$(119)	$1,873	$(1,061)	$6,711	$(1,180)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(221)	1,788	(221)
State and municipal securities	(2,561)	26,504	(3,818)	19,012	(6,379)
Corporate debt securities	(507)	8,497	(392)	3,130	(899)
Asset based securities	(178)	6,497	(564)	6,840	(742)
Mortgage-backed GSE residential/multifamily and non-GSE	(3,598)	52,260	(2,014)	16,107	(5,612)
Total securities available for sale	$(6,963)	$95,631	$(8,070)	$53,588	$(15,033)

Securities Held to Maturity
State and municipal securities	(2,072)	8,153	(2,215)	7,211	(4,287)
Total securities held to maturity	$(2,072)	$8,153	$(2,215)	$7,211	$(4,287)
Total securities	$(9,035)	$103,784	$(10,285)	$60,799	$(19,320)
The unrealized losses on 228 securities at December 31, 2023 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at December 31, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
At December 31, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at December 31, 2023. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$242,960	12.9%	$255,736	16.1%
Residential	224,603	11.9%	167,891	10.5%
Commercial	1,144,867	60.5%	904,872	56.8%
Commercial and industrial	269,961	14.3%	256,553	16.1%
Consumer and other	8,286	0.4%	7,655	0.5%
Gross Loans	1,890,677	100.0%	1,592,707	100.0%
Deferred loan fees	(6,169)		(5,543)
Allowance for credit losses	(24,378)		(20,156)
Loans, net	$1,860,130		$1,567,008
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Credit Risk Management (Continued)
The following table summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$48,141	$139,291	$39,679	$1,721	$1,969	$5,214	$2,516	$238,531
Special Mention	—	—	—	—	—	4,429	—	4,429
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	48,141	139,291	39,679	1,721	1,969	9,643	2,516	242,960
Current period gross write-off	—	—	—	—	—	—	3	3

Residential
Pass	51,135	54,610	23,808	42,071	6,496	12,883	33,132	224,135
Special Mention	81	—	—	—	—	—	—	81
Substandard	—	118	—	—	153	62	54	387
Doubtful	—	—	—	—	—	—	—	—
Total	51,216	54,728	23,808	42,071	6,649	12,945	33,186	224,603
Current period gross write-off	—	—	—	—	—	—	—	—

Commercial
Pass	232,834	328,006	256,007	99,067	63,906	125,007	14,685	1,119,512
Special Mention	—	350	2,840	2,623	414	4,490	—	10,717
Substandard	660	432	7,811	—	—	5,735	—	14,638
Doubtful	—	—	—	—	—	—	—	—
Total	233,494	328,788	266,658	101,690	64,320	135,232	14,685	1,144,867
Current period gross write-off	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	68,482	51,368	20,626	21,390	4,758	7,257	88,074	261,955
Special Mention	126	—	—	2,711	172	—	1,873	4,882
Substandard	—	1,210	20	—	219	—	1,675	3,124
Doubtful	—	—	—	—	—	—	—	—
Total	68,608	52,578	20,646	24,101	5,149	7,257	91,622	269,961
Current period gross write-off	424	51	167	44	—	—	—	686

Consumer and other
Pass	2,291	1,111	292	149	316	1,275	2,852	8,286
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,291	1,111	292	149	316	1,275	2,852	8,286
Current period gross write-off	—	6	2	—	—	—	—	8

Gross Loans
Pass	402,883	574,386	340,412	164,398	77,445	151,636	141,259	1,852,419
Special Mention	207	350	2,840	5,334	586	8,919	1,873	20,109
Substandard	660	1,760	7,831	—	372	5,797	1,729	18,149
Doubtful	—	—	—	—	—	—	—	—
Total	$403,750	$576,496	$351,083	$169,732	$78,403	$166,352	$144,861	$1,890,677
Current period gross write-off	$424	$57	$169	$44	$—	$—	$3	$697

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

	Real Estate	Other	Total	ACL
As of December 31, 2023
Real estate mortgages:
Construction and development	$210	$—	$210	$31
Residential	980	—	980	72
Commercial	15,514	—	15,514	162
Commercial and industrial	—	3,131	3,131	1,100
Consumer and other	—	11	11	1
Total	$16,704	$3,142	$19,846	$1,366

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans as of December 31, 2023 and December 31, 2022:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of December 31, 2023
Real estate mortgages:
Construction and development	$242,315	$591	$54	$—	$645	$—	$—	$242,960
Residential	223,195	1,106	—	51	1,157	23	228	224,603
Commercial	1,140,587	3,245	160	109	3,514	324	442	1,144,867
Commercial and industrial	269,598	265	98	—	363	—	—	269,961
Consumer and other	8,259	17	10	—	27	—	—	8,286
Total	$1,883,954	$5,224	$322	$160	$5,706	$347	$670	$1,890,677

As of December 31, 2022
Real estate mortgages:
Construction and development	$255,575	$—	$94	$—	$94	$—	$67	$255,736
Residential	167,108	147	72	—	219	30	534	167,891
Commercial	900,895	2,634	65	—	2,699	351	927	904,872
Commercial and industrial	254,824	1,379	38	—	1,417	277	35	256,553
Consumer and other	7,570	62	—	—	62	16	7	7,655
Total	$1,585,972	$4,222	$269	$—	$4,491	$674	$1,570	$1,592,707

The Company recognized $62 and $100 of interest income on nonaccrual loans during the years ended December 31, 2023, and December 31, 2022, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of December 31, 2023 and December 31, 2022. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1,285. At December 31, 2023, $1,239 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Allowance for Credit Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	6,509	(424)	5	6,090
Loans charged off	(3)	(686)	(8)	(697)
Recoveries of loans previously charged off	41	54	19	114
Ending balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Allowance for Loans Losses - Incurred Loss Methodology

	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2021	$11,554	$3,166	$124	$14,844
Provision (credit) for loan losses	2,912	2,750	(57)	5,605
Loans charged off	(73)	(479)	(26)	(578)
Recoveries of loans previously charged off	50	205	30	285
Ending balance at December 31, 2022	$14,443	$5,642	$71	$20,156

Ending balance - individually evaluated for impairment	$258	$248	$8	$514
Ending balance - collectively evaluated for impairment	14,148	5,394	63	19,605
Ending balance - loans acquired with deteriorated credit quality	37	—	—	37
Total ending balance at December 31, 2022	$14,443	$5,642	$71	$20,156

Loans:
Ending balance - individually evaluated for impairment	$8,652	$313	$34	$8,999
Ending balance - collectively evaluated for impairment	1,318,705	256,240	7,621	1,582,566
Ending balance - loans acquired with deteriorated credit quality	1,142	—	—	1,142
Total ending balance at December 31, 2022	$1,328,499	$256,553	$7,655	$1,592,707
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Impaired Loans - Incurred Loss Methodology (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2022
With no related allowance recorded:
Real estate mortgages:
Construction and development	$372	$372	$—	$397	$21
Residential	1,129	1,129	—	1,169	59
Commercial	7,323	7,323	—	7,282	622
Commercial and industrial	36	36	—	42	3
Consumer and other	18	18	—	24	1
Total with no related allowance recorded	8,878	8,878	—	8,914	$706

With an allowance recorded:
Real estate mortgages:
Construction and development	92	92	39	95	$6
Residential	255	326	90	265	12
Commercial	623	623	166	630	21
Commercial and industrial	277	277	248	298	14
Consumer and other	16	16	8	16	1
Total with an allowance recorded	1,263	1,334	551	1,304	54
Total impaired loans:	$10,141	$10,212	$551	$10,218	$760
Modifications to Borrowers Experiencing Financial Difficulty
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
From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, a payment delay, a term extension, or a combination thereof, among other things.
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)
Modifications to Borrowers Experiencing Financial Difficulty (Continued)

	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$89	$117	$206	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$89	$117	$206	—%

The Company had no modified loans during the year ended December 31, 2023 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of December 31, 2023.
Troubled Debt Restructurings
As of December 31, 2022, impaired loans included $2,124 in loans that were classified as Troubled Debt Restructurings (TDRs). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.
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
As of December 31, 2022, the Company had $1,292 in loans considered restructured that are not on nonaccrual status. Of the nonaccrual loans at December 31, 2022, $832 met the criteria for a TDR. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
Recorded investment prior to modification reflects the Company’s recorded investment immediately before the modification. Recorded investment after modification represents the Company’s recorded investment at the end of the year. The following table summarizes the loans that were modified as a TDR during the year ended December 31, 2022.

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

NOTE 5.    FORECLOSED ASSETS
A summary of foreclosed assets is presented as follows:

	December 31,
	2023	2022
Balance, beginning of year	$2,930	$2,930
Acquired through settlement of loans	43	—
Sales proceeds	(403)	—
Transfers to loans	(2,517)	—
Net loss on sales of foreclosed assets	(20)	—
Balance, end of year	$33	$2,930

The carrying amount of other real estate owned categorized as residential real estate at December 31, 2023 and 2022 was $0 and $60, respectively.

NOTE 6.    PREMISES AND EQUIPMENT
Premises and equipment is summarized as follows:

	December 31,
	2023	2022
Land and land improvements	$8,720	$8,720
Building	23,120	23,090
Furniture and equipment	5,292	5,163
	37,132	36,973
Accumulated depreciation	(10,706)	(9,628)
Total premises and equipment	$26,426	$27,345

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
Rental expense included in the consolidated statements of income for the years ended December 31, 2023 and 2022 is $254 and $252, respectively.
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
The table below summarizes information related to the Company's operating leases as of and for the year ended December 31, 2023:

Operating lease right-of-use assets	$538
Operating lease liabilities	$545
Weighted average remaining operating lease term	3.9 years
Weighted average operating lease discount rate	4.5%

Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2023, were as follows:

2024	$179
2025	124
2026	127
2027	130
2028	37
Thereafter	—
Total Lease Payments	596
Less: Interest	(51)
Operating Lease Liability	$545

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8 .    DEPOSITS
Major classifications of deposits are as follows:

	December 31,
	2023	2022
Noninterest-bearing transaction	$437,959	$460,977
Interest-bearing transaction	946,347	837,127
Savings	35,412	49,235
Time deposits, $250,000 and under	500,406	307,145
Time deposits, over $250,000	98,065	66,259
Total	$2,018,189	$1,720,743
Brokered deposits totaled $230,858 at December 31, 2023 and $110,503 at December 31, 2022. The scheduled maturities of time deposits at December 31, 2023 are as follows:

2024	$488,408
2025	61,911
2026	28,438
2027	11,322
2028	8,365
Thereafter	27
Total	$598,471
At December 31, 2023 and 2022, overdrawn transaction accounts reclassified to loans totaled $174 and $137, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.    BORROWINGS
Borrowings consist of the following:

	December 31,
	2023	2022
Short-term variable $25,000 line of credit with interest due quarterly at the WSJ Prime Rate, maturity August 2024.	$(6)	$(19)

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2024 and interest rates ranging from 0.31% to 5.57%.	58,000	31,000

Short-term fixed rate federal funds with principal and interest due January 2024 at a fixed interest rate of 8.0%.	10,000	—

Short-term Federal Reserve Bank discount window advance with principal and interest due February 2024 at a fixed interest rate of 5.5%.	10,000	—

Short-term Bank Term Funding Program from the Federal Reserve Bank advance with principal and interest due December 2024 at a fixed interest rate of 4.97%.	7,000	—

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2025 and interest rate of 5.51%.	12,000	—

Subordinated notes with interest due quarterly at an initial fixed rate of 3.5% until February 7, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points through maturity on February 7, 2032.	47,318	47,097

Subordinated notes with interest due quarterly at an initial fixed rate of 7.0% until October 26, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points through maturity on October 26, 2032.	39,361	39,217
	$183,673	$117,295

Contractual maturities of other borrowings as of December 31, 2023 are as follows:

2024	$84,994
2025	12,000
2026	—
2027	—
2028	—
Thereafter	86,679
Total	$183,673

The short-term variable $25,000 line of credit from First Horizon Bank is collateralized by 100% of the capital stock of the Bank.
Advances from the Federal Home Loan Bank of Atlanta are secured by a blanket floating lien on qualifying commercial mortgages of $185,449, residential mortgages of $41,751, and on qualifying home equity lines of credit of $5,476. At December 31, 2023, the Company had $70,000 in outstanding advances and approximately $162,676 was available for borrowing on lines with the FHLB.
At December 31, 2023, the Company has accommodations which allow the purchase of federal funds from several correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid in less than a month. Under these arrangements, the Company had $89,200 available as of December 31, 2023. The Company had $10,000 and $0 outstanding as of December 31, 2023 and 2022, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.    BORROWINGS (Continued)
The Company has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows institutions to borrow money on a short-term basis to meet temporary liquidity shortages. The Company had borrowing capacity under this arrangement of $295,676 as of December 31, 2023 and had $10,000 outstanding as of December 31, 2023. There was $285,676 available as of December 31, 2023.
On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. The Company had borrowing capacity under this arrangement of $11,265 as of December 31, 2023 and had $7,000 outstanding as of December 31, 2023. There was $4,265 available as of December 31, 2023. On January 24, 2024, the Federal Reserve Board announced that the BTFP will cease on March 11, 2024.
Subordinated Notes
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2023, the remaining balance of the debt issuance cost was $682. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2023, the remaining balance of the debt issuance cost was $639. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of December 31, 2023 and December 31, 2022. As of December 31, 2023, the Company has posted cash collateral of $6,330. The amount of loss recognized in income on derivatives as a fair value adjustment and fee income, for the year ended December 31, 2023, were $24 and $715, respectively.

December 31, 2023				December 31, 2022
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$104,180	Other Assets	$7,691	Interest Rate Products	$73,631	Other Assets	$8,870
Interest Rate Products	104,180	Other Liabilities	(7,726)	Interest Rate Products	73,361	Other Liabilities	(8,882)
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
As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,864. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $7,864, less the required collateral of $6,330.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS
Incentive Stock Compensation
The Company maintains the 2017 Incentive Stock Compensation Plan which allows for the grants to directors and employees of incentive and nonqualified stock options depending on the eligibility of the recipient. In addition, it allows for the grants of restricted stock and restricted stock units. The grants, including the terms of the award, are determined by the Compensation Committee, and approved by the Board of Directors. As of December 31, 2023, there are 319,575 equity units available to be granted.
Incentive Stock Options
Pertinent information related to the options is as follows:

	Number	Weighted Average Exercise Price
Year Ended December 31, 2023
Options outstanding, beginning of year	518,259	$15.72
Granted	27,839	29.73
Exercised	(180,141)	13.07
Forfeited	(40,242)	21.61
Options outstanding, end of year	325,715	$17.65
Weighted average remaining contractual life		5.32 years

Exercisable, end of year	269,045	$16.39

Year Ended December 31, 2022
Options outstanding, beginning of year	501,492	$15.37
Granted	32,067	20.61
Exercised	(15,300)	14.43
Forfeited	—	—
Options outstanding, end of year	518,259	$15.72
Weighted average remaining contractual life		5.72 years

Exercisable, end of year	405,125	$14.66

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Incentive Stock Options (Continued)
Exercisable options at December 31, 2023 were as follows:

Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(dollars in thousands)

$10.00	35,000	$10.00	2.06	$675
14.00	17,000	14.00	3.30	260
14.00	7,500	14.00	3.63	115
14.00	5,000	14.00	3.97	76
14.50	37,500	14.50	4.06	554
14.50	8,000	14.50	4.92	118
16.00	49,377	16.00	5.11	656
22.75	12,000	22.75	5.80	78
20.10	43,316	20.10	6.07	398
20.10	19,378	20.10	6.12	178
14.98	6,000	14.98	6.77	86
18.34	6,000	18.34	6.98	66
20.03	14,956	20.03	7.12	138
20.61	8,018	20.61	8.12	70
	269,045	$16.39	4.92	$3,467
For the years ended December 31, 2023 and 2022, the Company recognized $353 and $412, respectively, in stock-based compensation expense related to stock option awards. As of December 31, 2023 and 2022, there is $484 and $513, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.49 years.
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
The following weighted average assumptions were used in the calculations for 2023 and 2022 as follows:

	December 31,
	2023	2022
Dividend yield	1.22%	1.75%
Weighted average volatility	76.02%	77.33%
Expected life in years	6.57 years	6.50 years
Risk-free interest rate	3.92%	1.93%
Weighted average grant-date fair value	$19.14	$12.47

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock
The Company awarded 23,534 shares of restricted stock during 2023 and 24,265 in 2022. The restriction is based upon continuous service and the shares will vest equally over three to five years. Nonvested restricted stock consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2023
Nonvested, beginning of year	39,295	$20.05
Granted	23,534	29.02
Forfeited	(7,135)	24.78
Vested	(24,949)	21.71
Nonvested, end of year	30,745	$24.47

Year Ended December 31, 2022
Nonvested, beginning of year	39,314	$19.50
Granted	24,265	20.61
Forfeited	—	—
Vested	(24,284)	19.71
Nonvested, end of year	39,295	$20.05

As of December 31, 2023, there was $466 of unrecognized compensation cost related to nonvested restricted stock awards. Expense for restricted stock awards of $517 and $500 was recorded for the years ended December 31, 2023 and 2022, respectively.
Restricted Stock Units
On December 21, 2022, the Company amended the 2017 Incentive Stock Compensation Plan to allow for the grant of restricted stock units. The restriction is based upon continuous service until retirement and the units will vest over three years. Nonvested restricted stock units consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2023
Nonvested, beginning of year	71,429	$28.52
Granted	—	—
Vested	(31,478)	28.52
Forfeited	(12,711)	28.52
Nonvested, end of year	27,240	$28.52

Year Ended December 31, 2022
Nonvested, beginning of year	—	$—
Granted	107,144	28.52
Vested	(35,715)	28.52
Nonvested, end of year	71,429	$28.52

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock Units (Continued)
As of December 31, 2023, there was $1,269 of unrecognized compensation cost related to nonvested restricted stock units. Expense for restricted stock units of $652 and $773 was recorded for the year ended December 31, 2023 and 2022, respectively.
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
The Company has recorded a liability as of December 31, 2023 and 2022, amounting to $5,095 and $4,399, respectively, for the present value of the future benefits to be paid under the SERP, which is recorded in other liabilities on the consolidated balance sheets. Expense related to the SERP totaled $821 and $821 for the years ended December 31, 2023 and 2022, respectively.
Bank Owned Life Insurance
Investments in bank owned life insurance programs are recorded at their respective cash surrender values. The cash surrender value and net interest earned on the related policies amounted to $29,884 and $698, respectively, as of and for the year ended December 31, 2023 and $29,186 and $624, respectively, as of and for the year ended December 31, 2022.

NOTE 12.    INCOME TAXES
Income tax expense consists of the following:

	Years Ended December 31,
	2023	2022

Current	$12,007	$10,421
Deferred	(2,939)	(2,696)
Income tax expense	$9,068	$7,725

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences as of December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Income tax expense at federal statutory rate	$8,614	$7,307
State income tax	1,530	1,268
Tax exempt income	(80)	(253)
Investment tax credit	(675)	(675)
Other	(321)	78
Income tax expense	$9,068	$7,725

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    INCOME TAXES (Continued)
The components of deferred income taxes are as follows:

	December 31,
	2023	2022

Deferred income tax assets:
Funded credit loss reserves	$6,371	$5,268
Unfunded credit loss reserves	324	—
Deferred compensation	1,445	1,269
Intangible assets created from asset purchase	22	28
Loans purchased at a premium	18	34
Restricted stock	317	248
Deferred origination fees	1,612	1,348
Net loss on fair market adjustments	7	130
Employee retention credit	1,016	—
Unrealized loss on securities available for sale	2,944	3,882
Other	36	—
	14,112	12,207
Deferred income tax liabilities:
Loans purchased at a discount	90	96
Depreciation	174	239
Intangible assets created from stock purchase	235	321
Investment tax credit	230	142
Other	—	27
	729	825

Net deferred income tax asset	$13,383	$11,382

The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax within the States of Alabama and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2020.
The deferred income tax asset is recorded in other assets on the consolidated balance sheets.

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)
Loan Commitments (Continued)

	December 31,
	2023	2022
Commitments to extend credit	$501,935	$550,315
Standby letters of credit	2,846	5,632
Total	$504,781	$555,947
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the twelve months ended December 31, 2023 and December 31, 2022.
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
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $59,684 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $29,842.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 15.    STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company had 8,841,349 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2022, the Company had 8,706,920 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 16.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2023, approximately $71,277 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of December 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2023, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of December 31, 2023, the Bank was well capitalized under the regulatory framework for prompt corrective action.
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of December 31, 2023, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 16.    REGULATORY MATTERS (Continued)

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022

Tier 1 capital (to average assets)
Company	$174,679	8.82%	$79,182	4.00%	$—	—
Bank	$240,815	12.17%	$79,182	4.00%	$98,977	5.00%

CET 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$138,018	7.00%	$—	—
Bank	$240,815	12.21%	$138,018	7.00%	$128,160	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$174,679	8.86%	$167,593	8.50%	$—	—
Bank	$240,815	12.21%	$167,593	8.50%	$157,735	8.00%

Total capital (to risk-weighted assets)
Company	$282,835	14.34%	$207,027	10.50%	$—	—
Bank	$260,971	13.24%	$207,027	10.50%	$197,169	10.00%

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
FHLB Advances: The fair value of FHLB advances is based on discounted contractual cash flows using interest rates currently being offered for borrowings of similar maturities.
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
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 is as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
U.S. Treasury securities	$8,772	$—	$8,772	$—
U.S. Government Sponsored Enterprises (GSEs)	2,268	—	2,268	—
State and municipal securities	41,069	—	41,069	—
Corporate debt securities	11,259	—	11,259	—
Asset based securities	18,687	—	18,687	—
Mortgage-backed GSE residential/multifamily and non-GSE	96,945	—	96,945	—
Other equity securities	3,649	3,649	—	—
Interest Rate Products - asset	7,691	—	7,691	—
Interest Rate Products - liabilities	(7,726)	—	(7,726)	—

December 31, 2022
U.S. Treasury securities	$8,584	$—	$8,584	$—
U.S. Government Sponsored Enterprises (GSEs)	1,788	—	1,788	—
State and municipal securities	49,925	—	49,925	—
Corporate debt securities	11,627	—	11,627	—
Asset based securities	13,337	—	13,337	—
Mortgage-backed GSE residential/multifamily and non-GSE	70,283	—	70,283	—
Other equity securities	4,444	3,674	—	770
Interest Rate Products - asset	8,870	—	8,870	—
Interest Rate Products - liabilities	(8,882)	—	(8,882)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and 2022:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Individually analyzed loans	$3,095	$—	$—	$3,095
Foreclosed assets	33	—	—	33
Totals	$3,128	$—	$—	$3,128

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
Individually Analyzed Loans
Loans considered individually analyzed under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually analyzed loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent. As of December 31, 2022 under the incurred methodology ASC 310-10-35, Receivables, these loans were known as impaired loans.
The fair value of individually analyzed loans are primarily measured based on the value of the collateral securing these loans. Impaired loans are typically classified within level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.
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
Quantitative Disclosures for Level 3 Fair Value Measurements
The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2023 and 2022 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy measured at fair value on a recurring basis.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	December 31,
	2023	2022

Carrying value, beginning of period	$770	$4,247
Purchases	—	—
Reinvestments	13	150
Redemptions	(800)	(3,306)
Net realized gains	17	(321)
Carrying value, end of period	$—	$770

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

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

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2023, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$3,095	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$33	Appraisal	Appraisal discounts (%)	10-15%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$250,651	$250,651	$—	$—
Securities available for sale	179,000	—	179,000	—
Other equity securities	3,649	3,649	—	—
Loans held for sale	450	—	450	—
Trading assets	7,691	—	7,691	—
Loans, net	1,860,130	—	1,824,800	3,095
Bank owned life insurance	29,884	—	29,884	—
Annuities	15,036	—	15,036	—
Accrued interest receivable	8,711	—	8,711	—
Restricted equity securities	5,684	—	—	5,684

Financial liabilities:
Deposits	$2,018,189	$—	$2,016,506	$—
Trading liabilities	7,726	—	7,726	—
FHLB advances	70,000	—	70,029	—
Other borrowings	26,994	—	26,994	—
Subordinated notes	86,679	—	86,679	—
Accrued interest payable	1,519	—	1,519	—

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
NOTE 19. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheets of Southern States Bancshares, Inc. as of December 31, 2023 and 2022, and the condensed statements of income and cash flows for the years then ended.

CONDENSED BALANCE SHEET	December 31, 2023	December 31, 2022
Assets:
Cash	$14,967	$19,405
Investment in subsidiary	284,232	247,856
Other assets	3,529	1,529
Total assets	302,728	268,790

Liabilities and stockholders’ equity:
Other borrowings	$(6)	$(19)
Subordinated notes	86,679	86,314
Other liabilities	1,091	776
Total liabilities	87,764	87,071

Stockholders’ equity	214,964	181,719

Total liabilities and stockholders’ equity	$302,728	$268,790

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 19.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME	For the Years Ended
	2023	2022
Income
Dividend income from subsidiary	$3,150	$3,167
Dividend income from equity securities	(5)	136
Gain on equity securities	574	—
	3,719	3,303
Expense
Interest expense	4,903	2,315
Other	2,100	2,258
	7,003	4,573
Loss before income tax benefits and equity in undistributed earnings of subsidiary	(3,284)	(1,270)

Income tax benefits	1,530	827

Loss before equity in undistributed earnings of subsidiary	(1,754)	(443)

Equity in undistributed earnings of subsidiary	33,706	27,514

Net income	$31,952	$27,071

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 19.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended
	2023	2022
OPERATING ACTIVITIES
Net income	$31,952	$27,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiary	(33,706)	(27,514)
Stock-based compensation	870	912
(Decrease) increase in accrued interest payable	(3)	3
Net other operating (expenses) income	(589)	275
Net cash (used in) provided by operating activities	(1,476)	747

INVESTING ACTIVITIES
Investment in equity securities	(1,094)	(237)

Net cash used in investing activities	(1,094)	(237)

FINANCING ACTIVITIES
Net proceeds (repayment) of note payable	13	(12,517)
Net proceeds of subordinated notes	365	86,314
Issuance of common stock	1,563	222
Issuance of restricted stock units	363	—
Purchase of common stock	(979)	(7,358)
Capital contribution to subsidiary	—	(45,000)
Common stock dividends paid	(3,193)	(3,165)
Net cash (used in) provided by financing activities	(1,868)	18,496

Net (decrease) increase in cash	(4,438)	19,006

Cash at beginning of year	19,405	399

Cash at end of year	$14,967	$19,405

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
Deposits from related parties held by the Company at December 31, 2023 and 2022 totaled $11,446 and $10,586, respectively.
Changes in related party loans for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Balance, beginning of year	$5,691	$7,323
Additions for new directors	8,025	—
Advances	2,999	625
Repayments	(3,101)	(2,257)
Balance, end of year	$13,614	$5,691

NOTE 21.    SUBSEQUENT EVENTS
On February 27, 2024, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire Century Bank of Georgia (“Century Bank”). Under the terms of the Agreement, CBB Bancorp, the parent company of Century Bank (“CBB Bancorp”) will merge with and into us, with us surviving and Century Bank will merge with and into the Bank, with the Bank surviving (the “Merger”).
Under the terms and subject to the conditions of the Agreement, the holders of CBB Bancorp will have the right to elect to receive either 1.550 shares of our common stock or $45.63 in cash. Shareholder elections for cash are subject to proration such that no more than 10% of the shares outstanding of CBB Bancorp will receive the cash consideration.
The Merger is subject to customary closing conditions, including regulatory approval and approval by the CBB Bancorp shareholders, and is expected to close in the third quarter of 2024. Century Bank operates two branches in the Northwest Georgia markets of Cartersville and Rockmart. For additional information about the Merger, please see the Current Report on Form 8-K filed by Southern States Bancshares, Inc. on February 28, 2024.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment management determined that we maintained effective internal control over financial reporting as of the end of the period covered by this report.

Mauldin & Jenkins, LLC, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2023 and 2022, included in this Report. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of Mauldin & Jenkins, LLC on our internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

Equity Compensation Plan Information
The following table shows information about our common stock that may be issued under the 2017 Incentive Stock Compensation Plan, as amended (the “Incentive Plan”) as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (3)

Equity compensation plans approved by the security holders	450,893	$20.39	319,575
Equity compensation plans not approved by the security holders	—	—	—
Total	450,893	$20.39	319,575

(1) This column reflects the maximum number of shares of common stock that may be issued under outstanding and unvested options, restricted stock and restricted stock units at December 31, 2023.
(2) This column reflects the weighted-average exercise price of outstanding options granted under the Incentive Plan as of December 31, 2023.
(3) This column reflects the total number of shares of common stock remaining available for issuance under the Incentive Plan.

The Incentive Plan is the only plan under which our equity securities are authorized for issuance. The Incentive Plan was approved by our shareholder prior to our initial public offering. Please read Note 11 to our consolidated financial statements, entitled “Employee and Director Benefits” for a description of the Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

The Independent Registered Public Accounting Firm is Mauldin & Jenkins, LLC (PCAOB Firm ID NO. 669) located in Birmingham, Alabama.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to the Consolidated Financial Statements

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

2.2#
Agreement and Plan of Merger by and between Southern States Bancshares, Inc. and CBB Bancorp, dated as of February 27, 2024 (incorporated by reference to Exhibit 2.1 to the Southern States Bancshares Inc.'s Current Report on Form 8-K filed with the SEC on February 28, 2024, file number 001-40727).

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

10.5†
Amendment No. 1 to the 2017 Incentive Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to Southern States Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on August 14, 2023, file number 001-40727).

10.6†
Amendment No. 2 of the Southern States Bancshares, Inc. 2017 Incentive Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Southern States Bancshares Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023, file number 001-40727).

10.7†
Southern States Bancshares, Inc. Executive Deferred Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.6 to Southern States Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on August 14, 2023, file number 001-40727).

10.8†
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

10.10†
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Southern States Bancshares, Inc.’s Annual Report on Form 10-K filed with the SEC on August 14, 2023, file number 001-40727).

10.11†
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

10.14†
Confidential Severance and Release Agreement, dated April 28, 2023, by and between Stephen W. Whatley, Southern States Bancshares, Inc. and Southern States Bank (incorporated by reference to Exhibit 10.1 to the Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2023, file number 001-40727).

10.15†
Employment Agreement, dated February 5, 2007, by and between Mark Chambers and NAB, LLC (incorporated by reference to Exhibit 10.8 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

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

10.21†
Employment Agreement, dated March 24, 2010, by and between Greg Smith and Southern States Bank (incorporated by reference to Exhibit 10.14 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.22†
First Amendment to Employment Agreement, dated April 13, 2021, by and between Greg Smith and the Company (incorporated by reference to Exhibit 10.15 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.23
Registration Rights Agreement, dated as of December 28, 2016, by and among Southern States Bancshares, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.16 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.24
Stock Purchase Agreement by and among Southern States Bancshares, Inc. and the purchasers identified on the signature pages thereto, dated as of December 27, 2016 (incorporated by reference to Exhibit 10.17 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.25#
Form of Subordinated Note Purchase Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on From 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.26
Form of Registration Rights Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.27#
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.28
Form of Registration Rights Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.29
Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Southern States Bancshares Inc.'s Current Report on Form 8-K filed with the SEC on February 28, 2024, file number 001-40727).

21.1
Subsidiaries of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

23.1*	Consent of Mauldin & Jenkins, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive-Based Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Indicates a management contract or compensatory plan.
#	Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(a)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: March 14, 2024	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 14, 2024	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2024	By:	/s/ J. Henry Smith, IV
J. Henry Smith, IV
Chairman of the Board

Date: March 14, 2024	By:	/s/ Lewis C. Beavers
Lewis C. Beavers
Director

Date: March 14, 2024	By:	/s/ Daniel A. Cummings
Daniel A. Cummings
Director

Date: March 14, 2024	By:	/s/ Alfred J. Hayes, Jr.
Alfred J. Hayes, Jr.
Director

Date: March 14, 2024	By:	/s/ Jonathan W. Hinton
Jonathan W. Hinton
Director

Date: March 14, 2024	By:	/s/ Brent D. Hitson
Brent D. Hitson
Director

Date: March 14, 2024	By:	/s/ Brian S. Holmes
Brian S. Holmes
Director

Date: March 14, 2024	By:	/s/ Christine Hunsaker
Christine Hunsaker
Director

Date: March 14, 2024	By:	/s/ Cynthia S. McCarty
Cynthia S. McCarty
Director

Date: March 14, 2024	By:	/s/ Jay F. Pumroy
Jay F. Pumroy
Director