Form 10-Q
period 2024-03-31
Southern States Bancshares, Inc.
filed 2024-05-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2024, the registrant had 8,908,541 shares of common stock, $5 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Southern States Bancshares, Inc. (“Southern States” or the “Company”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current expectations and beliefs with respect to, among other things, future events and our financial performance. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the dates made, we cannot give any assurance that such expectations will prove correct and actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$20,470	$19,710
Interest-bearing deposits in banks	129,917	134,846
Federal funds sold	86,736	96,095
Total cash and cash equivalents	237,123	250,651

Securities available for sale, at fair value ($188,732 at amortized cost, $0 allowance for credit losses at March 31, 2024; $190,322 at amortized cost, $0 allowance for credit losses at December 31, 2023)	177,379	179,000
Securities held to maturity, at amortized cost ($16,098 at fair value, $0 allowance for credit losses at March 31, 2024; $16,233 at fair value, $0 allowance for credit losses at December 31, 2023)	19,627	19,632
Other equity securities, at fair value	3,638	3,649
Restricted equity securities, at cost	5,108	5,684
Loans held for sale	425	450

Loans, net of unearned income	1,965,149	1,884,508
Less allowance for credit losses	25,144	24,378
Loans, net	1,940,005	1,860,130

Premises and equipment, net	26,262	26,426
Accrued interest receivable	9,561	8,711
Bank owned life insurance	30,075	29,884
Annuities	15,939	15,036
Foreclosed assets	33	33
Goodwill	16,862	16,862
Core deposit intangible	817	899
Other assets	28,121	29,616

Total assets	$2,510,975	$2,446,663

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$416,704	$437,959
Interest-bearing	1,693,094	1,580,230
Total deposits	2,109,798	2,018,189

Other borrowings	7,997	26,994
FHLB advances	52,000	70,000
Subordinated notes	86,776	86,679
Accrued interest payable	1,805	1,519
Other liabilities	29,718	28,318
Total liabilities	2,288,094	2,231,699

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,894,794 and 8,841,349 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	44,746	44,479
Capital surplus	79,282	78,361
Retained earnings	109,838	102,523
Accumulated other comprehensive loss	(8,401)	(8,379)
Unvested restricted stock	(1,030)	(466)
Vested restricted stock units	(1,554)	(1,554)

Total stockholders' equity	222,881	214,964

Total liabilities and stockholders' equity	$2,510,975	$2,446,663
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Interest income:
Loans, including fees	$33,628	$25,335
Taxable securities	1,981	1,383
Nontaxable securities	229	291
Other interest and dividends	2,898	1,690
Total interest income	38,736	28,699

Interest expense:
Deposits	15,906	7,768
Other borrowings	1,991	1,385
Total interest expense	17,897	9,153

Net interest income	20,839	19,546
Provision for credit losses	1,236	1,181
Net interest income after provision for credit losses	19,603	18,365

Noninterest income:
Service charges on deposit accounts	463	450
Swap fees (expense)	15	(4)
SBA/USDA fees	64	134
Mortgage origination fees	96	100
Net (loss) gain on securities	(12)	514
Other operating income	642	592
Total noninterest income	1,268	1,786

Noninterest expenses:
Salaries and employee benefits	6,231	6,311
Equipment and occupancy expenses	689	683
Data processing fees	643	593
Regulatory assessments	360	342
Other operating expenses	2,452	2,229
Total noninterest expenses	10,375	10,158

Income before income taxes	10,496	9,993

Income tax expense	2,377	2,322

Net income	$8,119	$7,671

Basic earnings per share	$0.91	$0.87

Diluted earnings per share	$0.90	$0.85
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$8,119	$7,671

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities available for sale arising during the period, net of benefit (tax) of $8 and $(419), respectively	(22)	1,193

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $3, respectively	—	9

Other comprehensive (loss) income	(22)	1,202

Comprehensive income	$8,097	$8,873

See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2023	—	$—	8,841,349	$44,479	$78,361	$102,523	$(8,379)	$(466)	$(1,554)	$214,964
Net income	—	—	—	—	—	8,119	—	—	—	8,119
Issuance of common stock	—	—	1,237	6	25	—	—	—	—	31
Exercise of common stock options	—	—	25,771	129	225	—	—	—	—	354
Issuance of restricted stock	—	—	26,812	134	574	—	—	(708)	—	—
Forfeiture of restricted stock	—	—	(375)	(2)	(6)	—	—	8	—	—
Stock-based compensation	—	—	—	—	103	—	—	136	—	239
Common stock dividends	—	—	—	—	—	(804)	—	—	—	(804)
Other comprehensive loss	—	—	—	—	—	—	(22)	—	—	(22)
Balance, March 31, 2024	—	$—	8,894,794	$44,746	$79,282	$109,838	$(8,401)	$(1,030)	$(1,554)	$222,881
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$8,119	$7,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	298	294
Net loss on securities available for sale	—	12
Net loss (gain) on other equity securities	12	(526)
Net amortization of securities	141	195
Amortization of core deposit intangible	82	82
Provision for credit losses	1,236	1,181
Deferred income taxes	7	24
Stock-based compensation	239	239
Net decrease (increase) in loans held for sale	25	(1,329)
Income from bank owned life insurance	(191)	(164)
Increase in interest receivable	(850)	(114)
Increase in interest payable	286	260
Net other operating activities	1,992	1,114

Net cash provided by operating activities	11,396	8,939

INVESTING ACTIVITIES
Purchase of securities available for sale	(6,515)	(19,234)
Proceeds from sale of securities available for sale	1,281	10,532
Proceeds from sale of other equity securities	—	703
Proceeds from maturities, calls, and paydowns of securities available for sale	6,689	2,108
Net redemption (purchase) of restricted equity securities	576	(728)
Net increase in loans	(81,111)	(59,633)
Purchase of premises, equipment and software	(134)	(47)

Net cash used in investing activities	(79,214)	(66,299)

FINANCING ACTIVITIES
Net increase in deposits	91,609	68,748
Proceeds from issuance of common stock	385	200
Repurchase of common stock	—	(575)
Net (repayment) proceeds of FHLB advances	(18,000)	14,000
Net (repayment) proceeds of other borrowings	(18,997)	3
Net proceeds of subordinated notes	97	74
Common stock dividends paid	(804)	(793)

Net cash provided by financing activities	54,290	81,657

Net (decrease) increase in cash and cash equivalents	(13,528)	24,297

Cash and cash equivalents at beginning of year	250,651	168,499

Cash and cash equivalents at end of period	$237,123	$192,796

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$17,611	$8,894
Income taxes	$11	$—
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve System Board announced an interim final rule amending Regulation D to lower all transaction account reserve requirement ratios to zero percent, thereby eliminating all reserve requirements as of March 31, 2024 and December 31, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities
The Company classifies its debt securities into one of two categories based upon management’s intent and ability to hold the securities: (i) securities held to maturity or (ii) securities available for sale. Securities classified as held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Securities classified as available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of March 31, 2024, the Company had $19,627 of held to maturity securities and no related valuation account.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,241 and $1,147 at March 31, 2024 and December 31, 2023, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $8,134 and $7,377 at March 31, 2024 and December 31, 2023, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1,288 and $1,239 at March 31, 2024 and December 31, 2023, respectively.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at March 31, 2024.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in March 2024. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of March 31, 2024 and based on that evaluation there was no impairment.
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

	For the Three Months Ended March 31,
	2024	2023
Basic Earnings Per Share:
Net Income	$8,119	$7,671
Weighted average common shares outstanding	8,913,477	8,762,450
Basic earnings per share	$0.91	$0.87
Diluted Earnings Per Share:
Net income allocated to common shareholders	$8,111	$7,664
Weighted average common shares outstanding	8,913,477	8,762,450
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	129,645	282,040
Average shares and dilutive potential common shares	9,043,122	9,044,490
Dilutive earnings per share	$0.90	$0.85

NOTE 3.    SECURITIES
The amortized cost and fair value of securities at March 31, 2024 and December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Securities Available for Sale
U.S. Treasury securities	$9,710	$—	$(1,022)	$8,688
U.S. Government Sponsored Enterprises (GSEs)	2,364	26	(209)	2,181
State and municipal securities	45,051	14	(4,579)	40,486
Corporate debt securities	12,515	—	(1,184)	11,331
Asset based securities	17,952	119	(456)	17,615
Mortgage-backed GSE residential/multifamily and non-GSE	101,140	163	(4,225)	97,078
Total securities available for sale	$188,732	$322	$(11,675)	$177,379

Securities Held to Maturity
State and municipal securities	19,627	—	(3,529)	16,098
Total securities held to maturity	$19,627	$—	$(3,529)	$16,098
Total securities	$208,359	$322	$(15,204)	$193,477

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
Securities with a carrying value of $28,884 and $27,477 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$2,478	$2,417	$482	$476
Due from one year to five years	10,569	9,640	11,671	10,855
Due after five to ten years	21,693	19,524	22,537	20,439
Due after ten years	52,852	48,720	54,326	50,285
Mortgage-backed securities	101,140	97,078	101,306	96,945
Total securities available for sale	$188,732	$177,379	$190,322	$179,000

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	10,279	8,500	7,743	6,483
Due after ten years	9,348	7,598	11,889	9,750
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,627	$16,098	$19,632	$16,233
Total securities	$208,359	$193,477	$209,954	$195,233

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 3.    SECURITIES
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the three months ended March 31, 2024 and March 31, 2023 consist of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Gross gains	$—	$662
Gross losses	(12)	(148)
Net realized gain (loss)	$(12)	$514
Restricted equity securities as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023

Federal Home Loan Bank stock	$4,183	$4,759
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$5,108	$5,684
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
March 31, 2024
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(1,022)	$8,688	$(1,022)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(209)	1,396	(209)
State and municipal securities	—	—	(4,579)	40,222	(4,579)
Corporate debt securities	—	—	(1,184)	11,331	(1,184)
Asset based securities	(3)	910	(453)	4,884	(456)
Mortgage-backed GSE residential/multifamily and non-GSE	(160)	21,052	(4,065)	57,766	(4,225)
Total securities available for sale	$(163)	$21,962	$(11,512)	$124,287	$(11,675)

Securities Held to Maturity
State and municipal securities	—	—	(3,529)	16,098	(3,529)
Total securities held to maturity	$—	$—	$(3,529)	$16,098	$(3,529)
Total securities	$(163)	$21,962	$(15,041)	$140,385	$(15,204)

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
The unrealized losses on 226 securities at March 31, 2024 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at March 31, 2024.
At March 31, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at March 31, 2024. All debt securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$252,934	12.8%	$242,960	12.9%
Residential	238,702	12.1%	224,603	11.9%
Commercial	1,182,634	60.0%	1,144,867	60.5%
Commercial and industrial	288,701	14.7%	269,961	14.3%
Consumer and other	8,425	0.4%	8,286	0.4%
Gross Loans	1,971,396	100.0%	1,890,677	100.0%
Deferred loan fees	(6,247)		(6,169)
Allowance for credit losses	(25,144)		(24,378)
Loans, net	$1,940,005		$1,860,130
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of March 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$13,948	$52,983	$140,428	$26,016	$1,735	$6,875	$6,530	$248,515
Special Mention	—	—	—	—	—	4,419	—	4,419
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	13,948	52,983	140,428	26,016	1,735	11,294	6,530	252,934
Current period gross write-off	—	—	—	—	—	—	—	—

Residential
Pass	15,864	50,403	56,688	21,604	41,520	18,535	33,602	238,216
Special Mention	—	81	—	—	—	—	53	134
Substandard	—	—	114	—	—	184	54	352
Doubtful	—	—	—	—	—	—	—	—
Total	15,864	50,484	56,802	21,604	41,520	18,719	33,709	238,702
Current period gross write-off	—	—	—	—	—	11	—	11

Commercial
Pass	31,761	231,255	331,937	268,060	97,495	184,663	15,218	1,160,389
Special Mention	124	—	102	1,172	2,597	1,708	330	6,033
Substandard	—	658	578	7,803	—	7,173	—	16,212
Doubtful	—	—	—	—	—	—	—	—
Total	31,885	231,913	332,617	277,035	100,092	193,544	15,548	1,182,634
Current period gross write-off	—	—	—	27	—	—	—	27

Commercial and industrial
Pass	16,856	68,317	49,159	18,633	19,455	11,138	94,811	278,369
Special Mention	736	43	—	329	2,632	158	4,089	7,987
Substandard	9	47	768	15	—	210	1,296	2,345
Doubtful	—	—	—	—	—	—	—	—
Total	17,601	68,407	49,927	18,977	22,087	11,506	100,196	288,701
Current period gross write-off	—	—	442	—	—	—	—	442

Consumer and other
Pass	1,445	1,809	952	173	58	1,286	2,695	8,418
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	7	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	1,445	1,809	952	180	58	1,286	2,695	8,425
Current period gross write-off	—	15	—	—	—	—	—	15

Gross Loans
Pass	79,874	404,767	579,164	334,486	160,263	222,497	152,856	1,933,907
Special Mention	860	124	102	1,501	5,229	6,285	4,472	18,573
Substandard	9	705	1,460	7,825	—	7,567	1,350	18,916
Doubtful	—	—	—	—	—	—	—	—
Total	$80,743	$405,596	$580,726	$343,812	$165,492	$236,349	$158,678	$1,971,396
Current period gross write-off	$—	$15	$442	$27	$—	$11	$—	$495

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of December 31, 2023:

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following tables summarize collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2024 and December 31, 2023:

	Real Estate	Other	Total	ACL
As of March 31, 2024
Real estate mortgages:
Construction and development	$205	$—	$205	$29
Residential	967	—	967	67
Commercial	17,093	—	17,093	769
Commercial and industrial	—	2,352	2,352	404
Consumer and other	—	17	17	—
Total	$18,265	$2,369	$20,634	$1,269

	Real Estate	Other	Total	ACL
As of December 31, 2023
Real estate mortgages:
Construction and development	$210	$—	$210	$31
Residential	980	—	980	72
Commercial	15,514	—	15,514	162
Commercial and industrial	—	3,131	3,131	1,100
Consumer and other	—	11	11	1
Total	$16,704	$3,142	$19,846	$1,366

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of March 31, 2024 and December 31, 2023:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of March 31, 2024
Real estate mortgages:
Construction and development	$252,934	$—	$—	$—	$—	$—	$—	$252,934
Residential	237,530	773	153	—	926	23	223	238,702
Commercial	1,179,342	827	43	—	870	2,024	398	1,182,634
Commercial and industrial	287,690	191	42	—	233	778	—	288,701
Consumer and other	8,425	—	—	—	—	—	—	8,425
Total	$1,965,921	$1,791	$238	$—	$2,029	$2,825	$621	$1,971,396

As of December 31, 2023
Real estate mortgages:
Construction and development	$242,315	$591	$54	$—	$645	$—	$—	$242,960
Residential	223,195	1,106	—	51	1,157	23	228	224,603
Commercial	1,140,587	3,245	160	109	3,514	324	442	1,144,867
Commercial and industrial	269,598	265	98	—	363	—	—	269,961
Consumer and other	8,259	17	10	—	27	—	—	8,286
Total	$1,883,954	$5,224	$322	$160	$5,706	$347	$670	$1,890,677

The Company recognized $49 and $11 of interest income on nonaccrual loans during the three months ended March 31, 2024, and March 31, 2023, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of March 31, 2024 and March 31, 2023. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1,285. At March 31, 2024, $1,288 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Provision (credit) for credit losses	1,173	48	15	1,236
Loans charged off	(38)	(442)	(15)	(495)
Recoveries of loans previously charged off	8	16	1	25
Ending balance at March 31, 2024	$20,969	$4,088	$87	$25,144

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

Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross charge offs by year of origination. It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty.
From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of a principal forgiveness, an interest rate reduction, a payment delay, a term extension, or a combination thereof, among other things.
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024.

Three Months Ended March 31, 2024	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$—	$—	$—	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$—	$—	$—	—%

The Company had no modified loans during the three months ended March 31, 2024 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of March 31, 2024.
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    LOANS (Continued)

Modifications to Borrowers Experiencing Financial Difficulty (Continued)

Year Ended December 31, 2023	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$89	$117	$206	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$89	$117	$206	—%

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
NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	March 31, 2024	December 31, 2023
Noninterest-bearing transaction	$416,704	$437,959
Interest-bearing transaction	974,079	946,347
Savings	33,909	35,412
Time deposits, $250,000 and under	584,658	500,406
Time deposits, over $250,000	100,448	98,065
	$2,109,798	$2,018,189
Brokered deposits totaled $291,017 at March 31, 2024 and $230,858 at December 31, 2023. The scheduled maturities of time deposits at March 31, 2024 are as follows:

April 1, 2024 to March 31, 2025	$551,759
April 1, 2025 to March 31, 2026	85,262
April 1, 2026 to March 31, 2027	28,330
April 1, 2027 to March 31, 2028	16,368
April 1, 2028 to March 31, 2029	3,360
Thereafter	27
$685,106
At March 31, 2024 and December 31, 2023, overdrawn transaction accounts reclassified to loans totaled $254 and $174, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2024, the remaining balance of the debt issuance cost was $627. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2024, the remaining balance of the debt issuance cost was $597. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company has posted cash collateral of $7,360. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the three months ended March 31, 2024, were $15 and $0, respectively.

March 31, 2024				December 31, 2023
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$105,636	Other Assets	$7,810	Interest Rate Products	$104,180	Other Assets	$7,691
Interest Rate Products	105,636	Other Liabilities	(7,830)	Interest Rate Products	104,180	Other Liabilities	(7,726)
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
As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,984. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $7,984, less the required collateral of $7,360.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	March 31, 2024	December 31, 2023
Commitments to extend credit	$422,436	$501,935
Standby letters of credit	4,728	2,846
Total	$427,164	$504,781
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2024 and March 31, 2023.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $61,575 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $30,788.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of March 31, 2024, the Company had 8,894,794 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2023, the Company had 8,841,349 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2024, approximately $80,604 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer, which requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
As of March 31, 2024, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it were to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of March 31, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of March 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2024

Tier 1 capital (to average assets)
Company	$213,603	8.79%	$97,230	4.00%	$—	—
Bank	$283,596	11.67%	$97,230	4.00%	$121,537	5.00%

CET 1 capital (to risk-weighted assets)
Company	$213,603	9.39%	$159,208	7.00%	$—	—
Bank	$283,596	12.47%	$159,208	7.00%	$147,836	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$213,603	9.39%	$193,324	8.50%	$—	—
Bank	$283,596	12.47%	$193,324	8.50%	$181,952	8.00%

Total capital (to risk-weighted assets)
Company	$328,035	14.42%	$238,811	10.50%	$—	—
Bank	$310,028	13.63%	$238,811	10.50%	$227,440	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
U.S. Treasury securities	$8,688	$—	$8,688	$—
U.S. Government Sponsored Enterprises (GSEs)	2,181	—	2,181	—
State and municipal securities	40,486	—	40,486	—
Corporate debt securities	11,331	—	11,331	—
Asset based securities	17,615	—	17,615	—
Mortgage-backed GSE residential/multifamily and non-GSE	97,078	—	97,078	—
Other equity securities	3,638	3,638	—	—
Interest Rate Products - asset	7,810	—	7,810	—
Interest Rate Products - liabilities	(7,830)	—	(7,830)	—

December 31, 2023
U.S. Treasury securities	$8,772	$—	$8,772	$—
U.S. Government Sponsored Enterprises (GSEs)	2,268	—	2,268	—
State and municipal securities	41,069	—	41,069	—
Corporate debt securities	11,259	—	11,259	—
Asset based securities	18,687	—	18,687	—
Mortgage-backed GSE residential/multifamily and non-GSE	96,945	—	96,945	—
Other equity securities	3,649	3,649	—	—
Interest Rate Products - asset	7,691	—	7,691	—
Interest Rate Products - liabilities	(7,726)	—	(7,726)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Individually analyzed loans	$4,162	$—	$—	$4,162
Foreclosed assets	33	—	—	33
Totals	$4,195	$—	$—	$4,195

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2024, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$4,162	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$33	Appraisal	Appraisal discounts (%)	10-15%
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
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,123	$237,123	$—	$—
Securities available for sale	177,379	—	177,379	—
Other equity securities	3,638	3,638	—	—
Loans held for sale	425	—	425	—
Trading assets	7,810	—	7,810	—
Loans, net	1,940,005	—	1,898,426	4,162
Bank owned life insurance	30,075	—	30,075	—
Annuities	15,939	—	15,939	—
Accrued interest receivable	9,561	—	9,561	—
Restricted equity securities	5,108	—	—	5,108

Financial liabilities:
Deposits	$2,109,798	$—	$2,107,741	$—
Trading liabilities	7,830	—	7,830	—
FHLB advances	52,000	—	51,969	—
Other borrowings	7,997	—	7,997	—
Subordinated notes	86,776	—	86,776	—
Accrued interest payable	1,805	—	1,805	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2023 and December 31, 2022, included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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

Overview of First Quarter 2024 Results
Net income was $8.1 million for the quarter ended March 31, 2024, compared to $8.9 million for the quarter ended December 31, 2023 and $7.7 million for the quarter ended March 31, 2023. Significant measures in the first quarter included:

•Annualized return on average assets (“ROAA”) was 1.33% for the three months ended March 31, 2024, compared to 1.53% for the three months ended December 31, 2023 and 1.51% for the three months ended March 31, 2023.

•Annualized return on average equity (“ROAE”) was 14.87% for the three months ended March 31, 2024, compared to 17.02% for the three months ended December 31, 2023 and 16.67% for the three months ended March 31, 2023.

•Basic earnings per common share was $0.91 for the three months ended March 31, 2024, compared to $1.00 for the three months ended December 31, 2023 and $0.87 for the three months ended March 31, 2023.

•Net interest margin of 3.59% for the first quarter of 2024, compared to 3.69% for the fourth quarter of 2023 and 4.07% for the first quarter of 2023.

•Net interest income was $20.8 million for the three months ended March 31, 2024, an increase of $435,000, or 2.1%, from $20.4 million for the three months ended December 31, 2023 and an increase of $1.3 million, or 6.6%, from $19.5 million for the three months ended March 31, 2023.

•Loans, net of unearned income, were $2.0 billion as of March 31, 2024, a $80.6 million, or 4.3%, increase compared to December 31, 2023, or a linked-quarter annualized growth rate of 17.2%.

•Deposits were $2.1 billion as of March 31, 2024, a $91.6 million, or 4.5%, increase compared to December 31, 2023, or a linked-quarter annualized growth rate of 18.3%.

•Deposits, excluding brokered deposits, were $1.8 billion as of March 31, 2024, a $31.5 million, or 1.8%, increase compared to December 31, 2023, or a linked-quarter annualized growth rate of 7.1%.
Acquisition of Century Bank of Georgia
On February 27, 2024, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire Century Bank of Georgia (“Century Bank”). Under the terms of the Agreement, CBB Bancorp, the parent company of Century Bank (“CBB Bancorp”) will merge with and into us, with us surviving, and Century Bank will merge with and into the Bank, with the Bank surviving (the “Merger”).
Under the terms and subject to the conditions of the Agreement, the holders of CBB Bancorp will have the right to elect to receive either 1.550 shares of our common stock or $45.63 in cash. Shareholder elections for cash are subject to proration such that no more than 10% of the shares outstanding of CBB Bancorp (including those dissenting) will receive the cash consideration.
The Merger is subject to customary closing conditions, including regulatory approval and approval by the CBB Bancorp shareholders, and is expected to close in the third or fourth quarter of 2024. Century Bank operates two branches in the Northwest Georgia markets of Cartersville and Rockmart. For additional information about the Merger, please see the Current Report on Form 8-K filed by Southern States Bancshares, Inc. on February 28, 2024.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023
We had net income of $8.1 million for the three months ended March 31, 2024, compared to net income of $7.7 million for the three months ended March 31, 2023, an increase of $448,000 or 5.8%. The increased net income was substantially the result of an increase in net interest income, which was considerably offset by a decrease in noninterest income and an increase in noninterest expense.
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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,916,288	$33,628	7.06%	$1,609,564	$25,335	6.38%
Taxable securities	163,586	1,981	4.87%	139,516	1,383	4.02%
Nontaxable securities	45,368	229	2.03%	52,832	291	2.24%
Other interest-earnings assets	211,127	2,898	5.52%	146,045	1,690	4.69%
Total interest-earning assets	$2,336,369	$38,736	6.67%	$1,947,957	$28,699	5.97%
Allowance for credit losses	(24,313)			(20,493)
Noninterest-earning assets	135,222			129,541
Total Assets	$2,447,278			$2,057,005

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	85,858	26	0.12%	93,951	20	0.08%
Savings and money market accounts	902,361	8,804	3.92%	806,001	5,040	2.54%
Time deposits	645,088	7,076	4.41%	400,680	2,708	2.74%
FHLB advances	53,121	655	4.96%	18,578	159	3.47%
Other borrowings	95,650	1,336	5.62%	86,323	1,226	5.76%
Total interest-bearing liabilities	$1,782,078	$17,897	4.04%	$1,405,533	$9,153	2.64%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$416,141			$438,735
Other liabilities	29,437			26,098
Total noninterest-bearing liabilities	$445,578			$464,833
Stockholders’ Equity	219,622			186,639
Total Liabilities and Stockholders’ Equity	$2,447,278			$2,057,005

Net interest income		$20,839			$19,546
Net interest spread(2)			2.63%			3.33%
Net interest margin(3)			3.59%			4.07%
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

	Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,447	$2,846	$8,293
Taxable securities	297	301	598
Nontaxable securities	(36)	(26)	(62)
Other interest-earning assets	904	304	1,208
Total increase in interest income	$6,612	$3,425	$10,037

Interest-bearing liabilities:
Interest-bearing transaction accounts	(3)	9	6
Savings and money market accounts	951	2,813	3,764
Time deposits	2,695	1,673	4,368
FHLB advances	427	69	496
Other borrowings	144	(34)	110
Total increase in interest expense	$4,214	$4,530	$8,744
Increase in net interest income	$2,398	$(1,105)	$1,293
Net interest income for the three months ended March 31, 2024 was $20.8 million compared to $19.5 million for the three months ended March 31, 2023, an increase of $1.3 million, or 6.6%. The increase in net interest income was comprised of a $10.0 million, or 35.0%, increase in interest income, partially offset by a $8.7 million, or 95.5%, increase in interest expense. The increase in interest income was substantially a result of a $306.7 million, or 19.1%, increase in average loans from March 31, 2023 to March 31, 2024, coupled with an increase in average yield as higher rate loans were recorded from March 31, 2023 to March 31, 2024. The increase in average gross loans outstanding was substantially due to organic growth. The $8.7 million increase in interest expense for the quarter ended March 31, 2024 was related to a 1.40% increase in the cost paid on interest-bearing liabilities coupled with an increase of $376.5 million, or 26.8%, in average interest-bearing liabilities from March 31, 2023 to March 31, 2024. Competitive rate pressures continue to negatively impact the cost of interest-bearing deposits. For the three months ended March 31, 2024, net interest margin and net interest spread were 3.59% and 2.63%, respectively, compared to 4.07% and 3.33%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the three months ended March 31, 2024 and 2023 was $1.2 million. The provision was recorded primarily based on growth as well as increases for individually analyzed loans. In the three months ended March 31, 2024, there were net charge offs of $470,000. In the three months ended March 31, 2023, there were net charge offs of $197,000.
The allowance for credit losses as a percentage of gross loans was 1.28% and 1.20% at March 31, 2024 and 2023, respectively.

Noninterest Income
Noninterest income for the three months ended March 31, 2024 was $1.3 million compared to $1.8 million for the three months ended March 31, 2023, a decrease of $518,000, or 29.0%, which primarily resulted from a net loss on securities for the three months ended March 31, 2024, compared to a net gain on securities for three months ended March 31, 2023.
The following table sets forth the major components of our noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$463	$450	$13
Swap fees (expense)	15	(4)	19
SBA/USDA fees	64	134	(70)
Bank card services and interchange fees	397	375	22
Mortgage banking activities	96	100	(4)
Net (loss) gain on securities	(12)	514	(526)
Other operating income(1)	245	217	28
Total noninterest income	$1,268	$1,786	$(518)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $13,000, or 2.9%, to $463,000 for the three months ended March 31, 2024 from $450,000 for the three months ended March 31, 2023. The increase was primarily attributed to an overall increase in service charges on deposit accounts as a result of deposit growth.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees increased $19,000, or 475.0%, to $15,000 for the three months ended March 31, 2024 from a net expense of $4,000 for the three months ended March 31, 2023. The Bank did not participate in interest rate swaps during the three months ended March 31, 2024 and 2023, but did realize a net fair value adjustment as a gain during the three months ended March 31, 2024, compared to a net fair value adjustment as a loss during the three months ended March 31, 2023.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $70,000, or 52.2%, to $64,000 for the three months ended March 31, 2024, from $134,000 for the three months ended March 31, 2023. The decrease was primarily due to additional gains on the sales of loans during the three months ended March 31, 2023, compared to the three months ended March 31, 2024, along with a reduction in servicing income during the three months ended March 31, 2024.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $22,000, or 5.9%, to $397,000 for the three months ended March 31, 2024, from $375,000 for the three months ended March 31, 2023. The increase was primarily the result of more transactional volume that generated an increase in interchange fees during the three months ended March 31, 2024.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $4,000, or 4.0%, to $96,000 for the three months ended March 31, 2024 from $100,000 for the three months ended March 31, 2023. The decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates.

Net loss on securities was $12,000 for the three months ended March 31, 2024 as a result of market adjustments on equity securities. Net gain on securities was $514,000 for the three months ended March 31, 2023 substantially as a result of market adjustments on equity securities.
Other operating income increased $28,000, or 12.9%, to $245,000 for the three months ended March 31, 2024 from $217,000 for the three months ended March 31, 2023. The increase was primarily the result of increased cash surrender value on BOLI during the three months ended March 31, 2024.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2024 was $10.4 million compared to $10.2 million for the three months ended March 31, 2023, an increase of $217,000, or 2.1%, which primarily resulted from an increase in other operating expenses, and, to a lesser extent, increases in other real estate expense and data processing fees. These increases were partially offset by a reduction in salaries and employee benefits.
The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,231	$6,311	$(80)
Equipment and occupancy expenses	689	683	6
Professional services	530	499	31
Data processing fees	643	593	50
Other real estate expense (income)	9	(49)	58
Other operating expenses(1)	2,273	2,121	152
Total noninterest expense	$10,375	$10,158	$217
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for credit losses on unfunded commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits decreased $80,000, or 1.3%, from $6.3 million for the quarter ended March 31, 2023 to $6.2 million for the quarter ended March 31, 2024. The decrease was primarily attributable to a decrease in incentive expense as a result of a reduction in employees and open positions, coupled with a decrease in expenses associated with restricted stock units.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended March 31, 2024 was $689,000 compared to $683,000 for the three months ended March 31, 2023, an increase of $6,000, or 0.9%. The increase was primarily attributable to additional leasing expense, which was partially offset by a reduction in property taxes and other miscellaneous occupancy expenses.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $31,000, or 6.2%, to $530,000 for the three months ended March 31, 2024 compared to $499,000 for the three months ended March 31, 2023. The increase was primarily the result of an increase in placement fees associated with utilizing additional brokered deposits during 2024, as well as an increase in servicing expense on SBA/USDA loan sales. These increases were partially offset by a decrease in legal expenses.

Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $50,000, or 8.4%, to $643,000 for the three months ended March 31, 2024 compared to $593,000 for the three months ended March 31, 2023. The increase was primarily the result of additional software and general increases.
Other real estate expense (income) increased $58,000, or 118.4%, to a net expense of $9,000 for the three months ended March 31, 2024, from a net income of $49,000 for the three months ended March 31, 2023. The three months ended March 31, 2023 included rental income related to a property sold in December 2023.
Other operating expenses increased $152,000, or 7.2%, to $2.3 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023. The increase was substantially due to increases in expenses associated with a purchased market tax credit and the uninsured deposit program, coupled with the recognition of provision for credit losses on unfunded loan commitments during the three months ended March 31, 2024, which was not recognized during the three months ended March 31, 2023. The increase was partially offset by a net recovery of fraud and forgery losses during the three months ended March 31, 2024, compared to a net loss during the three months ended March 31, 2023.
Financial Condition
Total assets grew $64.3 million, or 2.6%, to $2.5 billion at March 31, 2024 from $2.4 billion at December 31, 2023.
Loans, net of unearned income, increased $80.6 million, or 4.3%, to $2.0 billion at March 31, 2024 from $1.9 billion at December 31, 2023. Loans, net of unearned income, grew at a linked-quarter annualized rate of 17.2% for the three months ended March 31, 2024.
Securities portfolio decreased $1.6 million, or 0.8%, to $197.0 million at March 31, 2024, compared to $198.6 million at December 31, 2023.
Cash and cash equivalents fell $13.5 million, or 5.4%, to $237.1 million at March 31, 2024, from $250.7 million at December 31, 2023.
Deposits grew $91.6 million, or 4.5%, to $2.1 billion at March 31, 2024 compared to $2.0 billion at December 31, 2023. The majority of the growth was due to an increase of $112.9 million in interest-bearing account balances, partially offset by a $21.3 million decrease in noninterest-bearing deposits. Included in the increase was $60.2 million in brokered deposits. Total deposits, excluding brokered deposits, grew 1.8% for the three months ended March 31, 2024.
Total stockholders’ equity increased $7.9 million, or 3.7%, to $222.9 million at March 31, 2024, compared to $215.0 million at December 31, 2023. The increase was substantially due to earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.024% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$252,934	12.8%	$242,960	12.9%
Residential	238,702	12.1%	224,603	11.9%
Commercial	1,182,634	60.0%	1,144,867	60.5%
Commercial and industrial	288,701	14.7%	269,961	14.3%
Consumer and other	8,425	0.4%	8,286	0.4%
Gross Loans	1,971,396	100.0%	1,890,677	100.0%
Deferred loan fees	(6,247)		(6,169)
Allowance for credit losses	(25,144)		(24,378)
Loans, net	$1,940,005		$1,860,130
Gross loans increased $80.7 million, or 4.3%, to $2.0 billion as of March 31, 2024 as compared to $1.9 billion as of December 31, 2023. Portfolio segments and classes remained relatively consistent since December 31, 2023.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been about 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.

We are primarily involved in real estate and commercial lending activities with customers throughout our markets in Alabama and Georgia. About 84.9% of our gross loans were secured by real property as of March 31, 2024, compared to 85.3% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 60.0% of total gross loans as of March 31, 2024 and represented 60.5% of total gross loans as of December 31, 2023. C&D loans were 12.8% of total gross loans as of March 31, 2024, and represented 12.9% of total gross loans as of December 31, 2023. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 298.9% as of March 31, 2024 and 296.8% as of December 31, 2023. C&D loans represented 81.6% of total risk-based Bank capital as of March 31, 2024 as compared to 80.9% as of December 31, 2023. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of March 31, 2024 and December 31, 2023 were each below the 300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $10.0 million, or 4.1%, to $252.9 million as of March 31, 2024 from $243.0 million as of December 31, 2023. The majority of this increase was due to loan growth primarily in the Company’s Opelika and Huntsville, Alabama and Columbus, Georgia markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 49.9% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $22.4 million, or 9.4% of our residential portfolio as of March 31, 2024. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 40.0% of the portfolio. Other residential loans make up the remaining 0.7% of the portfolio.
Residential multi-family loans increased $14.1 million, or 6.3%, to $238.7 million as of March 31, 2024 from $224.6 million as of December 31, 2023. The majority of this increase was due to loan growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $37.8 million, or 3.3%, to $1.2 billion as of March 31, 2024 from $1.1 billion as of December 31, 2023. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Atlanta, Georgia market. As of March 31, 2024, the Company’s commercial real estate portfolio was comprised of $577.5 million in non-owner occupied commercial real estate loans and $131.7 million in commercial construction loans.
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
Commercial and industrial loans increased $18.7 million, or 6.9% to $288.7 million as of March 31, 2024 from $270.0 million as of December 31, 2023. The majority of this increase was due to loan growth primarily in the Company’s Atlanta, Georgia and Opelika, Alabama markets.
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
Consumer and other loans (non-real estate loans) increased $139,000, or 1.7%, to $8.4 million as of March 31, 2024 from $8.3 million as of December 31, 2023.
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
At March 31, 2024 and December 31, 2023 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $140.6 million and $127.8 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At March 31, 2024 and December 31, 2023, we purchased loan participations totaling $123.5 million and $121.8 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1.3 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
The allowance for credit losses was $25.1 million at March 31, 2024 compared to $24.4 million at December 31, 2023, an increase of $766,000, or 3.1%. Additional provisions were recorded based on overall growth in loans and increases for individually analyzed loans.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)

Average loans, net of unearned income	$1,916,288	$1,609,564
Loans, net of unearned income	1,965,149	1,645,315
Allowance for credit losses at beginning of the period	24,378	20,156
Impact of adoption of ASC 326	—	(1,285)
Charge offs:
Construction and development	—	—
Residential	11	—
Commercial	27	—
Commercial and industrial	442	218
Consumer and other	15	6
Total charge offs	495	224
Recoveries:
Construction and development	—	—
Residential	8	11
Commercial	—	—
Commercial and industrial	16	14
Consumer and other	1	2
Total recoveries	25	27
Net charge offs	$470	$197

Provision for credit losses	$1,236	$1,181
Balance at end of period	$25,144	$19,855

Allowance for credit losses on unfunded commitments at beginning of the period	$1,239	$—
Impact of adoption of ASC 326	—	1,285
Provision for credit losses on unfunded commitments	49	—
Balance at the end of the period	$1,288	$1,285

Ratio of allowance to end of period loans	1.28%	1.21%
Ratio of net charge offs to average loans	0.10%	0.05%
Net charge offs for the three months ended March 31, 2024 totaled $470,000, an increase of $273,000 compared to net charge offs of $197,000 for the three months ended March 31, 2023.

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	March 31, 2024		March 31, 2023
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,681	12.8%	$5,440	13.8%
Residential	3,241	12.1%	2,097	11.9%
Commercial	12,047	60.0%	8,101	57.5%
Commercial and industrial	4,088	14.7%	4,110	16.4%
Consumer and other	87	0.4%	107	0.4%
Total	$25,144	100.0%	$19,855	100.0%

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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $33,000 at March 31, 2024, consisting of one property, located in Wedowee, Alabama.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased $2.3 million from December 31, 2023 to March 31, 2024. The net increase was primarily attributable to one significant commercial real estate loan and one significant commercial and industrial loan each being placed on nonaccrual status.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	March 31,		December 31,
	2024	2023	2023
	(dollars in thousands)

Nonaccrual loans	$3,446	$1,646	$1,017
Past due loans 90 days or more and still accruing interest	—	—	160
Total nonperforming loans	3,446	1,646	1,177
OREO	33	2,930	33
Total nonperforming assets	$3,479	$4,576	$1,210

Allowance for credit losses	$25,144	$19,855	$24,378
Gross loans outstanding at the end of period	$1,971,396	$1,650,929	$1,890,677
Allowance for credit losses to gross loans	1.28%	1.20%	1.29%
Allowance for credit losses to nonperforming loans	729.66%	1206.26%	2071.20%
Nonperforming loans to gross loans	0.17%	0.10%	0.06%
Nonperforming assets to gross loans and OREO	0.18%	0.28%	0.06%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$—	$64	$—
Residential	246	267	252
Commercial	2,422	1,263	765
Commercial and industrial	778	51	—
Consumer and other	—	1	—
Total	$3,446	$1,646	$1,017

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

The following table summarizes the fair value of the securities portfolio as of March 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2024
Securities Available for Sale
U.S. Treasury securities	$9,710	$—	$(1,022)	$8,688
U.S. Government Sponsored Enterprises (GSEs)	2,364	26	(209)	2,181
State and municipal securities	45,051	14	(4,579)	40,486
Corporate debt securities	12,515	—	(1,184)	11,331
Asset based securities	17,952	119	(456)	17,615
Mortgage-backed GSE residential/multifamily and non-GSE	101,140	163	(4,225)	97,078
Total securities available for sale	$188,732	$322	$(11,675)	$177,379

Securities Held to Maturity
State and municipal securities	19,627	—	(3,529)	16,098
Total securities held to maturity	$19,627	$—	$(3,529)	$16,098
Total securities	$208,359	$322	$(15,204)	$193,477

December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2024, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2024 and December 31, 2023. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
March 31, 2024
Securities Available for Sale
U.S. Treasury securities	$1,997	1.33%	$5,250	1.32%	$2,463	1.53%	$—	—%	$9,710	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,364	4.91	—	—	2,364	4.91
State and municipal securities	481	1.90	1,592	1.85	3,826	2.12	39,152	1.99	45,051	2.00
Corporate debt securities	—	—	3,013	4.85	9,502	4.94	—	—	12,515	4.92
Asset based securities	—	—	714	2.23	3,538	3.10	13,700	6.66	17,952	5.78
Mortgage-backed GSE residential/multifamily and non-GSE	13,257	7.88	22,415	5.69	7,625	4.89	57,843	4.84	101,140	5.43
Total securities available for sale	$15,735	6.87%	$32,984	4.66%	$29,318	4.05%	$110,695	4.06%	$188,732	4.39%

Securities Held to Maturity
State and municipal securities	—	—	—	—	10,279	2.38	9,348	2.37	19,627	2.37
Total securities held to maturity	$—	—%	$—	—%	$10,279	2.38%	$9,348	2.37%	$19,627	2.37%
Total securities	$15,735	6.87%	$32,984	4.66%	$39,597	3.62%	$120,043	3.92%	$208,359	4.20%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,197	1.31%	$3,524	1.48%	$—	—%	$9,721	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,699	6.34	747	1.54	2,446	4.88
State and municipal securities	482	1.90	1,595	1.85	3,833	2.12	39,310	1.99	45,220	2.00
Corporate debt securities	—	—	3,015	4.85	9,502	4.94	—	—	12,517	4.92
Asset based securities	—	—	864	2.20	3,979	3.41	14,269	6.64	19,112	5.76
Mortgage-backed GSE residential/multifamily and non-GSE	9,847	7.63	29,493	6.29	6,943	4.34	55,023	4.83	101,306	5.50
Total securities available for sale	$10,329	7.36%	$41,164	5.17%	$29,480	3.89%	$109,349	4.03%	$190,322	4.43%

Securities Held to Maturity
State and municipal securities	—	—	—	—	7,743	2.39	11,889	2.37	19,632	2.37
Total securities held to maturity	$—	—%	$—	—%	$7,743	2.39%	$11,889	2.37%	$19,632	2.37%
Total securities	$10,329	7.36%	$41,164	5.17%	$37,223	3.58%	$121,238	3.86%	$209,954	4.24%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At March 31, 2024, BOLI totaled $30.1 million compared to $29.9 million at December 31, 2023. The increase represents an increase in the cash surrender value.

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
Total deposits at March 31, 2024 were $2.1 billion, representing an increase of $91.6 million, or 4.5%, compared to $2.0 billion at December 31, 2023. As of March 31, 2024, 19.7% of total deposits were comprised of noninterest-bearing demand accounts, 47.8% of interest-bearing non-maturity accounts and 32.5% of time deposits. Brokered deposits represent 13.8% of total deposits.
The following table summarizes our deposit balances as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$416,704	19.7%	$437,959	21.7%
Interest-bearing transaction	974,079	46.2%	946,347	46.9%
Savings	33,909	1.6%	35,412	1.7%
Time deposits, $250,000 and under	584,658	27.7%	500,406	24.8%
Time deposits, over $250,000	100,448	4.8%	98,065	4.9%
Total deposits	$2,109,798	100.0%	$2,018,189	100.0%
The following tables set forth the maturity of time deposits as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$70,422	$182,776	$98,822	$18,800	$370,820
Time deposits, $100,000 through $250,000	43,604	155,913	13,668	653	213,838
Time deposits, over $250,000	25,470	73,574	1,102	302	100,448
Total time deposits	$139,496	$412,263	$113,592	$19,755	$685,106

	December 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$47,117	$155,751	$76,776	$18,751	$298,395
Time deposits, $100,000 through $250,000	76,980	112,809	11,560	662	202,011
Time deposits, over $250,000	42,646	53,105	2,013	301	98,065
Total time deposits	$166,743	$321,665	$90,349	$19,714	$598,471
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of March 31, 2024 and 2023:

	March 31,
	2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$416,141	—%	$438,735	—%
Interest-bearing transaction	85,858	0.12%	93,951	0.08%
Money markets	867,964	4.07%	757,822	2.68%
Savings	34,397	0.20%	48,179	0.20%
Time deposits	645,088	4.41%	400,680	2.74%
Total deposits	$2,049,448	3.12%	$1,739,367	1.81%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $610.1 million and $615.7 million as of March 31, 2024 and December 31, 2023, respectively.
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2024 and December 31, 2023, we had borrowing capacity from the FHLB of $168.3 million and $162.7 million, respectively. We had $52.0 million in FHLB borrowings as of March 31, 2024 and $70.0 million as of December 31, 2023. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in thousands)

Amount outstanding at end of period	$52,000	$70,000
Weighted average interest rate at end of period	4.94%	5.02%
Maximum month-end balance	$55,000	$70,000
Average balance outstanding during the period	$53,121	$39,830
Weighted average interest rate during the period	4.96%	4.64%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $99.2 million as of March 31, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of March 31, 2024 and December 31, 2023, respectively. There was $99.2 million and $89.2 million available as of March 31, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity needs. The Bank had borrowing capacity of $334.3 million and $295.7 million as a source of funding as of March 31, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of March 31, 2024 and December 31, 2023, respectively. There was $334.3 million and $285.7 million available as of March 31, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Bank has no more borrowing capacity or availability to borrow, but had $8.0 million outstanding as of March 31, 2024. The Bank had borrowing capacity of $11.3 million as a source of funding as of December 31, 2023, of which $7.0 million was outstanding as of December 31, 2023. There was $4.3 million available as of December 31, 2023.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of March 31, 2024 and December 31, 2023 was $0.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of March 31, 2024, was 28.9%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of March 31, 2024, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2024

Tier 1 capital (to average assets)
Company	$213,603	8.79%	$97,230	4.00%	$—	—
Bank	$283,596	11.67%	$97,230	4.00%	$121,537	5.00%

CET 1 capital (to risk-weighted assets)
Company	$213,603	9.39%	$159,208	7.00%	$—	—
Bank	$283,596	12.47%	$159,208	7.00%	$147,836	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$213,603	9.39%	$193,324	8.50%	$—	—
Bank	$283,596	12.47%	$193,324	8.50%	$181,952	8.00%

Total capital (to risk-weighted assets)
Company	$328,035	14.42%	$238,811	10.50%	$—	—
Bank	$310,028	13.63%	$238,811	10.50%	$227,440	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at March 31, 2024.

	Payments Due as of March 31, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$551,759	$133,320	$27	$685,106
FHLB advances	52,000	—	—	52,000
Subordinated notes	—	—	86,776	86,776
Other borrowings	7,997	—	—	7,997
Total contractual obligations	$611,756	$133,320	$86,803	$831,879
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
The following table summarizes commitments we have made as of the dates presented.

	March 31, 2024	December 31, 2023
	(dollars in thousands)

Commitments to extend credit	$422,436	$501,935
Standby letters of credit	4,728	2,846
Total	$427,164	$504,781
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of March 31, 2024	As of March 31, 2023
Change in Interest Rates (Basis Points)
+400	9.10	22.21
+300	7.30	16.86
+200	5.20	11.29
+100	2.80	5.82
-100	(4.70)	(6.73)
-200	(8.40)	(13.78)
-300	(12.20)	(22.07)
-400	(17.20)	(29.10)

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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2023, included in our Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of March 31, 2024, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced share repurchase program authorizing us to repurchase up to $10.0 million of our common stock (the “Program”), and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

January 1 - January 31, 2024	—	$—	—	$10,000
February 1 - February 29, 2024	—	—	—	10,000
March 1 - March 31, 2024	—	—	—	10,000
Total	—	$—	—	$10,000

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

SOUTHERN STATES BANCSHARES, INC.

Date: May 14, 2024	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)