Form 10-Q
period 2024-06-30
Southern States Bancshares, Inc.
filed 2024-08-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2024, the registrant had 8,916,472 shares of common stock, $5 par value per share, issued and outstanding.

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
•the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$21,598	$19,710
Interest-bearing deposits in banks	140,440	134,846
Federal funds sold	76,334	96,095
Total cash and cash equivalents	238,372	250,651

Securities available for sale, at fair value ($195,770 amortized cost, $0 allowance for credit losses at June 30, 2024; $190,322 amortized cost, $0 allowance for credit losses at December 31, 2023)	184,510	179,000
Securities held to maturity, at amortized cost ($16,059 at fair value, $0 allowance for credit losses at June 30, 2024; $16,233 at fair value, $0 allowance for credit losses at December 31, 2023)	19,621	19,632
Other equity securities, at fair value	3,658	3,649
Restricted equity securities, at cost	4,633	5,684
Loans held for sale	1,716	450

Loans, net of unearned income	2,015,434	1,884,508
Less allowance for credit losses	25,828	24,378
Loans, net	1,989,606	1,860,130

Premises and equipment, net	26,192	26,426
Accrued interest receivable	9,654	8,711
Bank owned life insurance	33,000	29,884
Annuities	15,918	15,036
Foreclosed assets	33	33
Goodwill	16,862	16,862
Core deposit intangible	735	899
Other assets	27,501	29,616

Total assets	$2,572,011	$2,446,663

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$416,068	$437,959
Interest-bearing	1,759,610	1,580,230
Total deposits	2,175,678	2,018,189

Other borrowings	8,000	26,994
FHLB advances	42,000	70,000
Subordinated notes	86,873	86,679
Accrued interest payable	2,024	1,519
Other liabilities	26,855	28,318
Total liabilities	2,341,430	2,231,699

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 8,908,130 and 8,841,349 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	44,813	44,479
Capital surplus	79,248	78,361
Retained earnings	117,233	102,523
Accumulated other comprehensive loss	(8,333)	(8,379)
Unvested restricted stock	(826)	(466)
Vested restricted stock units	(1,554)	(1,554)

Total stockholders' equity	230,581	214,964

Total liabilities and stockholders' equity	$2,572,011	$2,446,663
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income:
Loans, including fees	$35,421	$27,630	$69,049	$52,965
Taxable securities	2,039	1,641	4,020	3,024
Nontaxable securities	231	228	460	519
Other interest and dividends	3,316	2,686	6,214	4,376
Total interest income	41,007	32,185	79,743	60,884

Interest expense:
Deposits	17,511	10,998	33,417	18,766
Other borrowings	1,917	1,755	3,908	3,140
Total interest expense	19,428	12,753	37,325	21,906

Net interest income	21,579	19,432	42,418	38,978
Provision for credit losses	1,067	1,557	2,303	2,738
Net interest income after provision for credit losses	20,512	17,875	40,115	36,240

Noninterest income:
Service charges on deposit accounts	462	456	925	906
Swap fees	4	173	19	169
SBA/USDA fees	58	66	122	200
Mortgage origination fees	92	188	188	288
Net gain (loss) on securities	20	(45)	8	469
Employee retention credit	—	5,100	—	5,100
Other operating income	732	924	1,374	1,516
Total noninterest income	1,368	6,862	2,636	8,648

Noninterest expenses:
Salaries and employee benefits	6,112	7,863	12,343	14,174
Equipment and occupancy expenses	667	694	1,356	1,377
Data processing fees	686	646	1,329	1,239
Regulatory assessments	375	180	735	522
Professional fees related to ERC	—	1,243	—	1,243
Other operating expenses	3,571	2,806	6,023	5,035
Total noninterest expenses	11,411	13,432	21,786	23,590

Income before income taxes	10,469	11,305	20,965	21,298

Income tax expense	2,271	2,549	4,648	4,871

Net income	$8,198	$8,756	$16,317	$16,427

Basic earnings per share	$0.91	$1.00	$1.82	$1.87

Diluted earnings per share	$0.90	$0.98	$1.80	$1.82
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Net income	$8,198	$8,756

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of ($24) and $335, respectively	68	(953)

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0	—	—

Other comprehensive income (loss)	68	(953)

Comprehensive income	$8,266	$7,803

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net income	$16,317	$16,427

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of tax $16 and $84, respectively	46	240

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $3, respectively	—	9

Other comprehensive income	46	249

Comprehensive income	$16,363	$16,676
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2023	—	$—	8,841,349	$44,479	$78,361	$102,523	$(8,379)	$(466)	$(1,554)	$214,964
Net income	—	—	—	—	—	16,317	—	—	—	16,317
Issuance of common stock	—	—	2,421	12	51	—	—	—	—	63
Exercise of common stock options	—	—	40,018	200	109	—	—	—	—	309
Issuance of restricted stock	—	—	27,567	138	590	—	—	(728)	—	—
Forfeiture of restricted stock	—	—	(3,225)	(16)	(67)	—	—	83	—	—
Stock-based compensation	—	—	—	—	204	—	—	285	—	489
Common stock dividends	—	—	—	—	—	(1,607)	—	—	—	(1,607)
Other comprehensive income	—	—	—	—	—	—	46	—	—	46
Balance, June 30, 2024	—	$—	8,908,130	$44,813	$79,248	$117,233	$(8,333)	$(826)	$(1,554)	$230,581
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$16,317	$16,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	594	584
Net loss on securities available for sale	—	12
Net gain on other equity securities	(8)	(481)
Net amortization of securities	253	319
Amortization of core deposit intangible	164	163
Provision for credit losses	2,303	2,738
Deferred income taxes	15	47
(Gain) loss on sale of foreclosed assets	(3)	7
Stock-based compensation	489	474
Net increase in loans held for sale	(1,266)	(542)
Income from bank owned life insurance	(416)	(335)
Increase in interest receivable	(943)	(409)
Increase in interest payable	505	479
Net other operating activities	648	773

Net cash provided by operating activities	18,652	20,256

INVESTING ACTIVITIES
Purchase of securities available for sale	(23,944)	(23,992)
Proceeds from sale of securities available for sale	1,281	10,532
Proceeds from sale of other equity securities	—	703
Proceeds from maturities, calls, and paydowns of securities available for sale	16,972	5,933
Net redemption (purchase) of restricted equity securities	1,051	(728)
Purchase of annuities	(909)	—
Purchase of bank owned life insurance	(2,700)	—
Net increase in loans	(131,779)	(130,804)
Proceeds from sale of foreclosed assets	3	—
Purchase of premises, equipment and software	(360)	(196)

Net cash used in investing activities	(140,385)	(138,552)

FINANCING ACTIVITIES
Net increase in deposits	157,489	203,168
Proceeds from issuance of common stock	372	585
Proceeds from restricted stock units	—	363
Repurchase of common stock	—	(979)
Net repayment of FHLB advances	(28,000)	—
Net (repayment) proceeds of other borrowings	(18,994)	14,006
Net proceeds of subordinated notes	194	171
Common stock dividends paid	(1,607)	(1,588)

Net cash provided by financing activities	109,454	215,726

Net (decrease) increase in cash and cash equivalents	(12,279)	97,430

Cash and cash equivalents at beginning of year	250,651	168,499

Cash and cash equivalents at end of year	$238,372	$265,929

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$36,820	$21,427
Income taxes	$5,643	$5,070

NONCASH TRANSACTIONS
Internally financed sale of foreclosed assets	$—	$53
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. As of June 30, 2024, the Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, and Roanoke, Alabama as well as Columbus, Carrollton, Dallas, and Newnan, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve System Board announced an interim final rule amending Regulation D to lower all transaction account reserve requirement ratios to zero percent, thereby eliminating all reserve requirements as of June 30, 2024 and December 31, 2023.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of June 30, 2024, the Company had $19,621 of held to maturity securities and no related valuation account.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,145 and $1,147 at June 30, 2024 and December 31, 2023, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $8,332 and $7,377 at June 30, 2024 and December 31, 2023, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1,206 and $1,239 at June 30, 2024 and December 31, 2023, respectively.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at June 30, 2024.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in June 2024. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of June 30, 2024 and based on that evaluation there was no impairment.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share:
Net Income	$8,198	$8,756	$16,317	$16,427
Weighted average common shares outstanding	8,957,608	8,763,635	8,935,542	8,763,046
Basic earnings per share	$0.91	$1.00	$1.82	$1.87
Diluted Earnings Per Share:
Net income allocated to common shareholders	$8,190	$8,750	$16,306	$16,418
Weighted average common shares outstanding	8,957,608	8,763,635	8,935,542	8,763,046
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	112,960	187,212	127,006	238,554
Average shares and dilutive potential common shares	9,070,568	8,950,847	9,062,548	9,001,600
Dilutive earnings per share	$0.90	$0.98	$1.80	$1.82

NOTE 3.    SECURITIES
The amortized cost and fair value of securities at June 30, 2024 and December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Securities Available for Sale
U.S. Treasury securities	$9,699	$—	$(1,005)	$8,694
U.S. Government Sponsored Enterprises (GSEs)	2,282	26	(212)	2,096
State and municipal securities	45,661	13	(4,775)	40,899
Corporate debt securities	12,513	—	(1,080)	11,433
Asset based securities	16,934	133	(437)	16,630
Mortgage-backed GSE residential/multifamily and non-GSE	108,681	141	(4,064)	104,758
Total securities available for sale	$195,770	$313	$(11,573)	$184,510

Securities Held to Maturity
State and municipal securities	19,621	—	(3,562)	16,059
Total securities held to maturity	$19,621	$—	$(3,562)	$16,059
Total securities	$215,391	$313	$(15,135)	$200,569

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
Securities with a carrying value of $25,441 and $27,477 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of June 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$2,133	$2,091	$482	$476
Due from one year to five years	10,953	10,049	11,671	10,855
Due after five to ten years	22,158	19,959	22,537	20,439
Due after ten years	51,845	47,653	54,326	50,285
Mortgage-backed securities	108,681	104,758	101,306	96,945
Total securities available for sale	$195,770	$184,510	$190,322	$179,000

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	10,785	8,911	7,743	6,483
Due after ten years	8,836	7,148	11,889	9,750
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,621	$16,059	$19,632	$16,233
Total securities	$215,391	$200,569	$209,954	$195,233

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3.    SECURITIES (Continued)
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the three and six months ended June 30, 2024 and June 30, 2023 consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Gross gains	$32	$16	$32	$678
Gross losses	(12)	(61)	(24)	(209)
Net realized gain (loss)	$20	$(45)	$8	$469
Restricted equity securities as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023

Federal Home Loan Bank stock	$3,708	$4,759
First National Banker’s Bankshares, Inc. stock	675	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$4,633	$5,684
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
June 30, 2024
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(1,005)	$8,694	$(1,005)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(212)	1,340	(212)
State and municipal securities	(15)	970	(4,760)	39,526	(4,775)
Corporate debt securities	—	—	(1,080)	11,433	(1,080)
Asset based securities	(5)	1,435	(432)	4,761	(437)
Mortgage-backed GSE residential/multifamily and non-GSE	(267)	31,582	(3,797)	52,599	(4,064)
Total securities available for sale	$(287)	$33,987	$(11,286)	$118,353	$(11,573)

Securities Held to Maturity
State and municipal securities	—	—	(3,562)	16,059	(3,562)
Total securities held to maturity	$—	$—	$(3,562)	$16,059	$(3,562)
Total securities	$(287)	$33,987	$(14,848)	$134,412	$(15,135)

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
The unrealized losses on 238 securities at June 30, 2024 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at June 30, 2024.
At June 30, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at June 30, 2024. All debt securities in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$242,573	12.0%	$242,960	12.9%
Residential	249,498	12.3%	224,603	11.9%
Commercial	1,222,739	60.5%	1,144,867	60.5%
Commercial and industrial	297,501	14.7%	269,961	14.3%
Consumer and other	9,566	0.5%	8,286	0.4%
Gross Loans	2,021,877	100.0%	1,890,677	100.0%
Deferred loan fees	(6,443)		(6,169)
Allowance for credit losses	(25,828)		(24,378)
Loans, net	$1,989,606		$1,860,130
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of June 30, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$36,972	$52,211	$119,865	$14,506	$1,691	$5,562	$7,374	$238,181
Special Mention	—	—	—	—	—	4,392	—	4,392
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	36,972	52,211	119,865	14,506	1,691	9,954	7,374	242,573
YTD gross charge offs	—	—	—	—	—	—	—	—

Residential
Pass	30,175	51,123	55,245	20,862	41,074	16,964	33,547	248,990
Special Mention	—	81	—	—	—	—	—	81
Substandard	—	—	111	—	—	264	52	427
Doubtful	—	—	—	—	—	—	—	—
Total	30,175	51,204	55,356	20,862	41,074	17,228	33,599	249,498
YTD gross charge offs	—	—	—	—	—	11	—	11

Commercial
Pass	60,528	230,763	354,607	265,820	96,768	179,013	13,259	1,200,758
Special Mention	250	3,519	—	—	—	3,262	369	7,400
Substandard	—	658	562	7,614	489	5,258	—	14,581
Doubtful	—	—	—	—	—	—	—	—
Total	60,778	234,940	355,169	273,434	97,257	187,533	13,628	1,222,739
YTD gross charge offs	—	—	—	38	—	—	—	38

Commercial and industrial
Pass	29,003	62,787	47,807	17,819	20,412	10,157	91,737	279,722
Special Mention	717	1,380	—	310	13	349	6,924	9,693
Substandard	7	3,683	84	10	—	—	3,918	7,702
Doubtful	—	—	384	—	—	—	—	384
Total	29,727	67,850	48,275	18,139	20,425	10,506	102,579	297,501
YTD gross charge offs	—	—	826	—	—	—	—	826

Consumer and other
Pass	1,790	1,539	824	140	45	1,251	3,970	9,559
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	7	—	—	—	7
Doubtful	—	—	—	—	—	—	—	—
Total	1,790	1,539	824	147	45	1,251	3,970	9,566
YTD gross charge offs	10	15	—	—	—	—	—	25

Gross Loans
Pass	158,468	398,423	578,348	319,147	159,990	212,947	149,887	1,977,210
Special Mention	967	4,980	—	310	13	8,003	7,293	21,566
Substandard	7	4,341	757	7,631	489	5,522	3,970	22,717
Doubtful	—	—	384	—	—	—	—	384
Total	$159,442	$407,744	$579,489	$327,088	$160,492	$226,472	$161,150	$2,021,877
Total YTD gross charge offs	$10	$15	$826	$38	$—	$11	$—	$900

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$48,141	$139,291	$39,679	$1,721	$1,969	$5,214	$2,516	$238,531
Special Mention	—	—	—	—	—	4,429	—	4,429
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	48,141	139,291	39,679	1,721	1,969	9,643	2,516	242,960
YTD gross charge offs	—	—	—	—	—	—	3	3

Residential
Pass	51,135	54,610	23,808	42,071	6,496	12,883	33,132	224,135
Special Mention	81	—	—	—	—	—	—	81
Substandard	—	118	—	—	153	62	54	387
Doubtful	—	—	—	—	—	—	—	—
Total	51,216	54,728	23,808	42,071	6,649	12,945	33,186	224,603
YTD gross charge offs	—	—	—	—	—	—	—	—

Commercial
Pass	232,834	328,006	256,007	99,067	63,906	125,007	14,685	1,119,512
Special Mention	—	350	2,840	2,623	414	4,490	—	10,717
Substandard	660	432	7,811	—	—	5,735	—	14,638
Doubtful	—	—	—	—	—	—	—	—
Total	233,494	328,788	266,658	101,690	64,320	135,232	14,685	1,144,867
YTD gross charge offs	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	68,482	51,368	20,626	21,390	4,758	7,257	88,074	261,955
Special Mention	126	—	—	2,711	172	—	1,873	4,882
Substandard	—	1,210	20	—	219	—	1,675	3,124
Doubtful	—	—	—	—	—	—	—	—
Total	68,608	52,578	20,646	24,101	5,149	7,257	91,622	269,961
YTD gross charge offs	424	51	167	44	—	—	—	686

Consumer and other
Pass	2,291	1,111	292	149	316	1,275	2,852	8,286
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	2,291	1,111	292	149	316	1,275	2,852	8,286
YTD gross charge offs	—	6	2	—	—	—	—	8

Gross Loans
Pass	402,883	574,386	340,412	164,398	77,445	151,636	141,259	1,852,419
Special Mention	207	350	2,840	5,334	586	8,919	1,873	20,109
Substandard	660	1,760	7,831	—	372	5,797	1,729	18,149
Doubtful	—	—	—	—	—	—	—	—
Total	$403,750	$576,496	$351,083	$169,732	$78,403	$166,352	$144,861	$1,890,677
Total YTD gross charge offs	$424	$57	$169	$44	$—	$—	$3	$697

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Credit Risk Management (Continued)
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following tables summarize collateral dependent loans, which are individually evaluated to determine expected credit losses, as of June 30, 2024 and December 31, 2023:

	Real Estate	Other	Total	ACL
As of June 30, 2024
Real estate mortgages:
Construction and development	$144	$—	$144	$27
Residential	905	—	905	145
Commercial	17,275	—	17,275	721
Commercial and industrial	—	8,359	8,359	475
Consumer and other	—	16	16	—
Total	$18,324	$8,375	$26,699	$1,368

	Real Estate	Other	Total	ACL
As of December 31, 2023
Real estate mortgages:
Construction and development	$210	$—	$210	$31
Residential	980	—	980	72
Commercial	15,514	—	15,514	162
Commercial and industrial	—	3,131	3,131	1,100
Consumer and other	—	11	11	1
Total	$16,704	$3,142	$19,846	$1,366

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of June 30, 2024 and December 31, 2023:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of June 30, 2024
Real estate mortgages:
Construction and development	$242,415	$158	$—	$—	$158	$—	$—	$242,573
Residential	248,830	275	—	—	275	22	371	249,498
Commercial	1,219,120	1,437	—	—	1,437	1,973	209	1,222,739
Commercial and industrial	292,371	3,897	24	—	3,921	475	734	297,501
Consumer and other	9,549	10	7	—	17	—	—	9,566
Total	$2,012,285	$5,777	$31	$—	$5,808	$2,470	$1,314	$2,021,877

As of December 31, 2023
Real estate mortgages:
Construction and development	$242,315	$591	$54	$—	$645	$—	$—	$242,960
Residential	223,195	1,106	—	51	1,157	23	228	224,603
Commercial	1,140,587	3,245	160	109	3,514	324	442	1,144,867
Commercial and industrial	269,598	265	98	—	363	—	—	269,961
Consumer and other	8,259	17	10	—	27	—	—	8,286
Total	$1,883,954	$5,224	$322	$160	$5,706	$347	$670	$1,890,677

The Company recognized $135 and $31 of interest income on nonaccrual loans during the six months ended June 30, 2024, and June 30, 2023, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of June 30, 2024 and June 30, 2023. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1,285. At June 30, 2024, $1,206 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4.    LOANS (Continued)

Allowance for Credit Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Provision for credit losses	1,686	587	30	2,303
Loans charged off	(49)	(826)	(25)	(900)
Recoveries of loans previously charged off	14	31	2	47
Ending balance at June 30, 2024	$21,477	$4,258	$93	$25,828

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	4,080	(1,403)	61	2,738
Loans charged off	—	(262)	(6)	(268)
Recoveries of loans previously charged off	28	14	2	44
Ending balance at June 30, 2023	$17,387	$3,871	$127	$21,385

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
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024.

Six Months Ended June 30, 2024	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$—	$—	$—	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$—	$—	$—	—%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    LOANS (Continued)

Modifications to Borrowers Experiencing Financial Difficulty (Continued)
The Company had no modified loans during the six months ended June 30, 2024 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of June 30, 2024.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    DEPOSITS
Major classifications of deposits are as follows:

	June 30, 2024	December 31, 2023
Noninterest-bearing transaction	$416,068	$437,959
Interest-bearing transaction	1,006,687	946,347
Savings	32,527	35,412
Time deposits, $250,000 and under	612,299	500,406
Time deposits, over $250,000	108,097	98,065
Total	$2,175,678	$2,018,189

Brokered deposits totaled $288,328 at June 30, 2024 and $230,858 at December 31, 2023. The scheduled maturities of time deposits at June 30, 2024 are as follows:

July 1, 2024 to June 30, 2025	$612,336
July 1, 2025 to June 30, 2026	67,616
July 1, 2026 to June 30, 2027	20,900
July 1, 2027 to June 30, 2028	11,273
July 1, 2028 to June 30, 2029	8,244
Thereafter	27
Total	$720,396
At June 30, 2024 and December 31, 2023, overdrawn transaction accounts reclassified to loans totaled $158 and $174, respectively.
NOTE 6.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2024, the remaining balance of the debt issuance cost was $572. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.00% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At June 30, 2024, the remaining balance of the debt issuance cost was $555. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company has posted cash collateral of $7,150. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the six months ended June 30, 2024, were $19 and $0, respectively.

June 30, 2024				December 31, 2023
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$104,885	Other Assets	$7,566	Interest Rate Products	$104,180	Other Assets	$7,691
Interest Rate Products	104,885	Other Liabilities	(7,582)	Interest Rate Products	104,180	Other Liabilities	(7,726)
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
As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,733. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at their termination value of $7,733, less the required collateral of $7,150.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	June 30, 2024	December 31, 2023
Commitments to extend credit	$397,104	$501,935
Standby letters of credit	3,716	2,846
Total	$400,820	$504,781
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances that the Company deems necessary.
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2024 and June 30, 2023.
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
Eighty-five percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $63,426 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $31,713.
NOTE 10.    STOCKHOLDERS’ EQUITY
As of June 30, 2024, the Company had 8,908,130 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2023, the Company had 8,841,349 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 11.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2024, approximately $89,859 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer that requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
As of June 30, 2024, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it was to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of June 30, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11.    REGULATORY MATTERS (Continued)
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of June 30, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2024

Tier 1 capital (to average assets)
Company	$221,315	8.72%	$101,475	4.00%	$—	—
Bank	$292,348	11.52%	$101,475	4.00%	$126,843	5.00%

CET 1 capital (to risk-weighted assets)
Company	$221,315	9.54%	$162,336	7.00%	$—	—
Bank	$292,348	12.61%	$162,336	7.00%	$150,740	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$221,315	9.54%	$197,122	8.50%	$—	—
Bank	$292,348	12.61%	$197,122	8.50%	$185,526	8.00%

Total capital (to risk-weighted assets)
Company	$336,349	14.50%	$243,503	10.50%	$—	—
Bank	$319,382	13.77%	$243,503	10.50%	$231,908	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
U.S. Treasury securities	$8,694	$—	$8,694	$—
U.S. Government Sponsored Enterprises (GSEs)	2,096	—	2,096	—
State and municipal securities	40,899	—	40,899	—
Corporate debt securities	11,433	—	11,433	—
Asset based securities	16,630	—	16,630	—
Mortgage-backed GSE residential/multifamily and non-GSE	104,758	—	104,758	—
Other equity securities	3,658	3,658	—	—
Interest Rate Products - asset	7,566	—	7,566	—
Interest Rate Products - liabilities	(7,582)	—	(7,582)	—

December 31, 2023
U.S. Treasury securities	$8,772	$—	$8,772	$—
U.S. Government Sponsored Enterprises (GSEs)	2,268	—	2,268	—
State and municipal securities	41,069	—	41,069	—
Corporate debt securities	11,259	—	11,259	—
Asset based securities	18,687	—	18,687	—
Mortgage-backed GSE residential/multifamily and non-GSE	96,945	—	96,945	—
Other equity securities	3,649	3,649	—	—
Interest Rate Products - asset	7,691	—	7,691	—
Interest Rate Products - liabilities	(7,726)	—	(7,726)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Individually analyzed loans	$2,385	$—	$—	$2,385
Foreclosed assets	33	—	—	33
Totals	$2,418	$—	$—	$2,418

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.
For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2024, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$2,385	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$33	Appraisal	Appraisal discounts (%)	10-15%
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
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$238,372	$238,372	$—	$—
Securities available for sale	184,510	—	184,510	—
Other equity securities	3,658	3,658	—	—
Loans held for sale	1,716	—	1,716	—
Trading assets	7,566	—	7,566	—
Loans, net	1,989,606	—	1,950,327	2,385
Bank owned life insurance	33,000	—	33,000	—
Annuities	15,918	—	15,918	—
Accrued interest receivable	9,654	—	9,654	—
Restricted equity securities	4,633	—	—	4,633

Financial liabilities:
Deposits	$2,175,678	$—	$2,173,868	$—
Trading liabilities	7,582	—	7,582	—
FHLB advances	42,000	—	41,971	—
Other borrowings	8,000	—	8,000	—
Subordinated notes	86,873	—	86,873	—
Accrued interest payable	2,024	—	2,024	—

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
NOTE 13.    SUBSEQUENT EVENTS
On July 31, 2024 (the “Effective Date”), we closed the transactions under our previously announced Agreement and Plan of Merger (the “Merger Agreement”), by and between us, the Bank, and CBB Bancorp (“CBB Bancorp”), the parent company of Century Bank of Georgia (“Century Bank”). On the Effective Date, (i) CBB Bancorp merged with and into us (the “Corporate Merger”), and we were the surviving corporation in the Corporate Merger and (ii) subsequent to the Corporate Merger, Century Bank merged with and into the Bank (the “Bank Merger”) with the Bank as the surviving banking corporation in the Bank Merger.
Under the terms and subject to the conditions of the Merger Agreement, the holders of CBB Bancorp have the right to elect to receive either 1.550 shares of our common stock or $45.63 in cash for each share of CBB Bancorp common stock they hold. Shareholder elections for cash are subject to proration such that no more than 10% of the shares outstanding of CBB Bancorp common stock will receive the cash consideration.

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
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from thirteen offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full-service community banking institution that offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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

Overview of Second Quarter 2024 Results
Net income was $8.2 million for the quarter ended June 30, 2024, compared to $8.1 million for the quarter ended March 31, 2024 and $8.8 million for the quarter ended June 30, 2023. Significant measures in the second quarter of 2024 included:

•Annualized return on average assets (“ROAA”) was 1.29% for the three months ended June 30, 2024, compared to 1.33% for the three months ended March 31, 2024 and 1.60% for the three months ended June 30, 2023.

•Annualized return on average equity (“ROAE”) was 14.55% for the three months ended June 30, 2024, compared to 14.87% for the three months ended March 31, 2024 and 18.15% for the three months ended June 30, 2023.

•Basic earnings per common share was $0.91 for the three months ended June 30, 2024, compared to $0.91 for the three months ended March 31, 2024 and $1.00 for the three months ended June 30, 2023.

•Net interest margin of 3.56% for the second quarter of 2024, compared to 3.59% for the first quarter of 2024 and 3.73% for the second quarter of 2023.

•Net interest income was $21.6 million for the three months ended June 30, 2024, an increase of $740,000, or 3.6%, from $20.8 million for the three months ended March 31, 2024 and an increase of $2.1 million, or 11.0%, from $19.4 million for the three months ended June 30, 2023.

•Loans, net of unearned income, were $2.0 billion as of June 30, 2024, a $50.3 million, or 2.6%, increase compared to March 31, 2024, or a linked-quarter annualized growth rate of 10.3%.

•Deposits were $2.2 billion as of June 30, 2024, a $65.9 million, or 3.1% increase compared to March 31, 2024, or a linked-quarter annualized growth rate of 12.6%.

•Deposits, excluding brokered deposits, were $1.9 billion as of June 30, 2024, a $68.6 million, or 3.8% increase compared to March 31, 2024, or a linked-quarter annualized growth rate of 15.2%.
Acquisition of Century Bank of Georgia
On July 31, 2024 (the “Effective Date”), we closed the transactions under our previously announced Agreement and Plan of Merger (the “Merger Agreement”), by and between us, the Bank, and CBB Bancorp (“CBB Bancorp”), the parent company of Century Bank of Georgia (“Century Bank”). On the Effective Date, (i) CBB Bancorp merged with and into us (the “Corporate Merger”), and we were the surviving corporation in the Corporate Merger and (ii) subsequent to the Corporate Merger, Century Bank merged with and into the Bank (the “Bank Merger”) with the Bank as the surviving banking corporation in the Bank Merger.
Under the terms and subject to the conditions of the Merger Agreement, the holders of CBB Bancorp have the right to elect to receive either 1.550 shares of our common stock or $45.63 in cash for each share of CBB Bancorp common stock they hold. Shareholder elections for cash are subject to proration such that no more than 10% of the shares outstanding of CBB Bancorp common stock will receive the cash consideration. For additional information about the Merger, please see our Current Report on Form 8-K filed on August 1, 2024.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023
We had net income of $8.2 million for the three months ended June 30, 2024, compared to net income of $8.8 million for the three months ended June 30, 2023, a decrease of $558,000, or 6.4%. The decreased net income was primarily the result of a significant decrease in noninterest income, which was substantially offset by decreases in noninterest expense and credit loss provision and an increase in net interest income.
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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,987,533	$35,421	7.17%	$1,676,816	$27,630	6.61%
Taxable securities	165,141	2,039	4.97%	151,107	1,641	4.36%
Nontaxable securities	45,537	231	2.04%	45,624	228	2.00%
Other interest-earnings assets	242,214	3,316	5.51%	218,451	2,686	4.93%
Total interest-earning assets	$2,440,425	$41,007	6.76%	$2,091,998	$32,185	6.17%
Allowance for credit losses	(25,332)			(20,154)
Noninterest-earning assets	137,917			128,999
Total Assets	$2,553,010			$2,200,843

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	85,976	21	0.10%	92,245	20	0.09%
Savings and money market accounts	929,930	9,229	3.99%	845,742	6,872	3.26%
Time deposits	713,776	8,261	4.65%	474,060	4,106	3.47%
FHLB advances	48,374	596	4.96%	45,000	529	4.72%
Other borrowings	94,815	1,321	5.60%	86,411	1,226	5.69%
Total interest-bearing liabilities	$1,872,871	$19,428	4.17%	$1,543,458	$12,753	3.31%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$420,885			$438,987
Other liabilities	32,727			24,882
Total noninterest-bearing liabilities	$453,612			$463,869
Stockholders’ Equity	226,527			193,516
Total Liabilities and Stockholders’ Equity	$2,553,010			$2,200,843

Net interest income		$21,579			$19,432
Net interest spread(2)			2.59%			2.86%
Net interest margin(3)			3.56%			3.73%
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

	Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,441	$2,350	$7,791
Taxable securities	171	227	398
Nontaxable securities	(1)	4	3
Other interest-earning assets	322	308	630
Total increase in interest income	$5,933	$2,889	$8,822

Interest-bearing liabilities:
Interest-bearing transaction accounts	(2)	3	1
Savings and money market accounts	829	1,528	2,357
Time deposits	2,767	1,388	4,155
FHLB advances	41	26	67
Other borrowings	113	(18)	95
Total increase in interest expense	$3,748	$2,927	$6,675
Increase in net interest income	$2,185	$(38)	$2,147
Net interest income for the three months ended June 30, 2024 was $21.6 million compared to $19.4 million for the three months ended June 30, 2023, an increase of $2.1 million, or 11.0%. The increase in net interest income was comprised of a $8.8 million, or 27.4%, increase in interest income, partially offset by a $6.7 million, or 52.3%, increase in interest expense. The increase in interest income was primarily a result of a $310.7 million, or 18.5%, increase in average loans outstanding from June 30, 2023 to June 30, 2024, coupled with a 0.56% increase in average loan yield as higher rate loans were recorded from June 30, 2023 to June 30, 2024. The increase in average loans outstanding was substantially due to organic growth. The $6.7 million increase in interest expense for the three months ended June 30, 2024 was substantially due to a 0.86% increase in the cost paid on interest-bearing liabilities, coupled with an increase of $329.4 million, or 21.3%, in average interest-bearing liabilities from June 30, 2023 to June 30, 2024. Competitive rate pressures continue to negatively impact the cost of interest-bearing deposits. For the three months ended June 30, 2024, net interest margin and net interest spread were 3.56% and 2.59%, respectively, compared to 3.73% and 2.86%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the three months ended June 30, 2024 was $1.1 million compared to $1.6 million for the three months ended June 30, 2023. The provision for the three months ended June 30, 2024 was based primarily on loan growth along with qualitative economic factors and individually analyzed loans, whereas provision for the three months ended June 30, 2023 was based primarily on growth as well as current economic factors. In the three months ended June 30, 2024, there were net charge offs of $383,000. In the three months ended June 30, 2023, there were net charge offs of $27,000.
The allowance for credit losses as a percentage of gross loans was 1.28% and 1.24% at June 30, 2024 and 2023, respectively.

Noninterest Income
Noninterest income for the three months ended June 30, 2024 was $1.4 million compared to $6.9 million for the three months ended June 30, 2023, a decrease of $5.5 million, or 80.1%, which substantially resulted from receiving $5.1 million in employee retention credit and related revenue (“ERC”) from the Internal Revenue Service (“IRS”) during the three months ended June 30, 2023. The ERC was subsequently returned to the IRS during the three months ended September 30, 2023 as a result of revised eligibility guidelines. Reductions in other operating income and swap fees during the three months ended June 30, 2024 also contributed to the decrease from the three months ended June 30, 2023.
The following table sets forth the major components of our noninterest income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$462	$456	$6
Swap fees	4	173	(169)
SBA/USDA fees	58	66	(8)
Bank card services and interchange fees	431	397	34
Mortgage banking activities	92	188	(96)
Net gain (loss) on securities	20	(45)	65
ERC	—	5,100	(5,100)
Other operating income(1)	301	527	(226)
Total noninterest income	$1,368	$6,862	$(5,494)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $6,000, or 1.3%, to $462,000 for the three months ended June 30, 2024 from $456,000 for the three months ended June 30, 2023. This increase was primarily attributed to an overall increase in service charges on deposit accounts as a result of deposit growth.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $169,000, or 97.7%, to $4,000 for the three months ended June 30, 2024 from $173,000 for the three months ended June 30, 2023. The Bank did not participate in interest rate swaps during the three months ended June 30, 2024, but did realize a small net fair value adjustment as income.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $8,000, or 12.1%, to $58,000 for the three months ended June 30, 2024, from $66,000 for the three months ended June 30, 2023. The decrease was due to a reduction in servicing income during the three months ended June 30, 2024.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $34,000, or 8.6%, to $431,000 for the three months ended June 30, 2024, from $397,000 for the three months ended June 30, 2023. The increase was primarily the result of more transactional volume that generated an increase in interchange fees during the three months ended June 30, 2024.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $96,000, or 51.1%, to $92,000 for the three months ended June 30, 2024 from $188,000 for the three months ended June 30, 2023. This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates.

Net gain on securities was $20,000 for the three months ended June 30, 2024 as a result of market adjustments on equity securities. Net loss on securities was $45,000 for the three months ended June 30, 2023 as a result of market adjustments on equity securities.
During the second quarter of 2023, the Company received $5.1 million in ERC. After reviewing the revised IRS guidelines pertaining to ERC, the Company decided to return the $5.1 million ERC to the IRS during the third quarter of 2023 and has elected to participate in the ERC Voluntary Disclosure Program (“ERC-VDP”).
Other operating income decreased $226,000, or 42.9%, to $301,000 for the three months ended June 30, 2024 from $527,000 for the three months ended June 30, 2023. The decrease was primarily the result of a reduction in nonrecurring income from a third-party during the three months ended June 30, 2024, and partially offset by the purchase of additional BOLI insurance that resulted in increased BOLI income during the three months ended June 30, 2024.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2024 was $11.4 million compared to $13.4 million for the three months ended June 30, 2023, a decrease of $2.0 million, or 15.0%, which primarily resulted from a decrease in salaries and employee benefits during the three months ended June 30, 2024 and professional fees related to ERC incurred during the three months ended June 30, 2023. These decreases were significantly offset by an increase in other operating expenses during the three months ended June 30, 2024.
The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,112	$7,863	$(1,751)
Equipment and occupancy expenses	667	694	(27)
Professional services	563	526	37
Professional fees related to ERC	—	1,243	(1,243)
Data processing fees	686	646	40
Other real estate income	(3)	(35)	32
Other operating expenses(1)	3,386	2,495	891
Total noninterest expense	$11,411	$13,432	$(2,021)
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for credit losses on unfunded commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits decreased $1.8 million, or 22.3%, from $7.9 million for the quarter ended June 30, 2023 to $6.1 million for the quarter ended June 30, 2024. The decrease was substantially the result of one-time retirement-related expenses of $1.6 million paid to our former CEO in May 2023, a decrease in incentive expense due to the retirement, an overall reduction in employees and a reduction in expenses associated with restricted stock units resulting from the retirement.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended June 30, 2024 was $667,000 compared to $694,000 for the three months ended June 30, 2023, a decrease of $27,000, or 3.9%. The decrease was primarily attributable to a reduction in costs associated with contracts and repair/maintenance during the three months ended June 30, 2024.

Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $37,000, or 7.0%, to $563,000 for the three months ended June 30, 2024 compared to $526,000 for the three months ended June 30, 2023. This increase was primarily the result of an increase in placement fees associated with utilizing additional brokered deposits during 2024, as well as an increase in accounting and audit fees. These increases were partially offset by a decrease in legal expenses.
The second quarter of 2023 included $1.2 million in professional fees paid by the Company in obtaining the aforementioned $5.1 million in ERC. After reviewing the revised IRS guidelines pertaining to ERC, the Company decided to return the ERC to the IRS and received a refund of all professional fees totaling $1.2 million related to ERC during the third quarter of 2023.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $40,000, or 6.2%, to $686,000 for the three months ended June 30, 2024 compared to $646,000 for the three months ended June 30, 2023. The increase was primarily the result of additional software and general increases.
Other real estate income decreased $32,000, or 91.4%, to a net income of $3,000 for the three months ended June 30, 2024, from a net income of $35,000 for the three months ended June 30, 2023. The three months ended June 30, 2023 included rental income related to a property sold in December 2023 as well as more expenses compared to the three months ended June 30, 2024. The Company realized a small gain on the sale of property during the three months ended June 30, 2024, compared to a loss during the three months ended June 30, 2023.
Other operating expenses increased $891,000, or 35.7%, to $3.4 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. The increase was substantially due to a $1.2 million wire fraud loss incurred during the three months ended June 30, 2024 that was not a systematic issue, only a procedural incident, along with an increase in FDIC insurance and regulatory assessments during the three months ended June 30, 2024. These increases were partially offset by the recognition of a credit for credit losses on unfunded loan commitments during the three months ended June 30, 2024, compared to the recognition of provision for credit losses on unfunded loan commitments during the three months ended June 30, 2023, coupled with a net recovery of fraud and forgery losses during the three months ended June 30, 2023 compared to a net loss during the three months ended June 30, 2023.
Results of Operations for the Six months ended June 30, 2024 and 2023
We had net income of $16.3 million for the six months ended June 30, 2024, compared to net income of $16.4 million for the six months ended June 30, 2023, a decrease of $110,000, or 0.7%. The decreased net income was substantially the result of a decrease in noninterest income, which was significantly offset by an increase in net interest income and decreases in noninterest expense, provision for credit losses and income taxes.
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

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$1,951,910	$69,049	7.11%	$1,643,376	$52,965	6.50%
Taxable securities	164,363	4,020	4.92%	145,344	3,024	4.20%
Nontaxable securities	45,453	460	2.04%	49,208	519	2.13%
Other interest-earnings assets	226,671	6,214	5.51%	182,447	4,376	4.84%
Total interest-earning assets	$2,388,397	$79,743	6.71%	$2,020,375	$60,884	6.08%
Allowance for credit losses	(24,822)			(20,315)
Noninterest-earning assets	136,569			129,268
Total Assets	$2,500,144			$2,129,328

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	85,917	48	0.11%	93,093	40	0.09%
Savings and money market accounts	916,145	18,032	3.96%	825,982	11,911	2.91%
Time deposits	679,432	15,337	4.54%	437,573	6,815	3.14%
FHLB advances	50,747	1,251	4.96%	31,862	688	4.35%
Other borrowings	95,233	2,657	5.61%	86,367	2,452	5.73%
Total interest-bearing liabilities	$1,827,474	$37,325	4.11%	$1,474,877	$21,906	3.00%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$418,513			$438,862
Other liabilities	31,082			25,493
Total noninterest-bearing liabilities	$449,595			$464,355
Stockholders’ Equity	223,075			190,096
Total Liabilities and Stockholders’ Equity	$2,500,144			$2,129,328

Net interest income		$42,418			$38,978
Net interest spread(2)			2.60%			3.08%
Net interest margin(3)			3.57%			3.89%
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

	Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$10,896	$5,188	$16,084
Taxable securities	469	527	996
Nontaxable securities	(37)	(22)	(59)
Other interest-earning assets	1,220	618	1,838
Total increase in interest income	$12,548	$6,311	$18,859

Interest-bearing liabilities:
Interest-bearing transaction accounts	(4)	12	8
Savings and money market accounts	1,784	4,337	6,121
Time deposits	5,472	3,050	8,522
FHLB advances	467	96	563
Other borrowings	256	(51)	205
Total increase in interest expense	$7,975	$7,444	$15,419
Increase in net interest income	$4,573	$(1,133)	$3,440
Net interest income for the six months ended June 30, 2024 was $42.4 million compared to $39.0 million for the six months ended June 30, 2023, an increase of $3.4 million, or 8.8%. The increase in net interest income was comprised of a $18.9 million, or 31.0%, increase in interest income, partially offset by a $15.4 million or 70.4%, increase in interest expense. The increase in interest income was substantially the result of a $308.5 million, or 18.8%, increase in average loans outstanding from June 30, 2023 to June 30, 2024, coupled with a 0.61% increase in average loan yield as higher rate loans were recorded from June 30, 2023 to June 30, 2024. The increase in average loans outstanding was substantially due to organic growth. The $15.4 million increase in interest expense for the six months ended June 30, 2024 was primarily due to an increase of $352.6 million, or 23.9%, in average interest-bearing liabilities from June 30, 2023 to June 30, 2024, coupled with a 1.11% increase in the cost paid on interest-bearing liabilities for the six months ended June 30, 2024. For the six months ended June 30, 2024, net interest margin and net interest spread were 3.57% and 2.60%, respectively, compared to 3.89% and 3.08%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the six months ended June 30, 2024 was $2.3 million compared to $2.7 million for the six months ended June 30, 2023. The provision for the six months ended June 30, 2024 was based primarily on loan growth along with qualitative economic factors and individually analyzed loans, whereas provision for the six months ended June 30, 2023 was based primarily on growth as well as economic factors. In the six months ended June 30, 2024, there were net charge offs of $853,000. In the six months ended June 30, 2023, there were net charge offs of $224,000.
The allowance for credit losses as a percentage of gross loans was 1.28% and 1.24% at June 30, 2024 and 2023, respectively.
Noninterest Income
Noninterest income for the six months ended June 30, 2024 was $2.6 million compared to $8.6 million for the six months ended June 30, 2023, a decrease of $6.0 million, or 69.5%, which primarily resulted from the aforementioned $5.1 million in ERC, along with a realized net gain on securities during the six months ended June 30, 2024, compared to a net gain on securities during the six month ended June 30, 2023.

The following table sets forth the major components of our noninterest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$925	$906	$19
Swap fees	19	169	(150)
SBA/USDA fees	122	200	(78)
Bank card services and interchange fees	828	771	57
Mortgage banking activities	188	288	(100)
Net gain on securities	8	469	(461)
ERC	—	5,100	(5,100)
Other operating income(1)	546	745	(199)
Total noninterest income	$2,636	$8,648	$(6,012)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $19,000, or 2.1%, to $925,000 for the six months ended June 30, 2024 from $906,000 for the six months ended June 30, 2023. The increase was primarily attributed to an overall net increase in service charges on deposit accounts as a result of deposit growth.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $150,000, or 88.8%, to $19,000 for the six months ended June 30, 2024 from $169,000 for the six months ended June 30, 2023. The Bank did not participate in interest rate swaps during the six months ended June 30, 2024, but did realize a net fair value adjustment as income.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $78,000, or 39.0%, to $122,000 for the six months ended June 30, 2024, from $200,000 for the six months ended June 30, 2023. The decrease was primarily due to additional gains on the sales of loans during the six months ended June 30, 2023, compared to the six months ended June 30, 2024, along with a reduction in servicing income during the six months ended June 30, 2024.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $57,000, or 7.4%, to $828,000 for the six months ended June 30, 2024, from $771,000 for the six months ended June 30, 2023. The increase was primarily the result of more transactional volume that generated an increase in interchange fees during the six months ended June 30, 2024.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $100,000, or 34.7%, to $188,000 for the six months ended June 30, 2024 from $288,000 for the six months ended June 30, 2023. This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates.
Net gain on securities was $8,000 for the six months ended June 30, 2024, as a result of market adjustments on equity securities. Net gain on securities was $469,000 for the six months ended June 30, 2023, substantially as a result of market adjustments on equity securities.
During the second quarter of 2023, the Company received $5.1 million in ERC. After reviewing the revised IRS guidelines pertaining to ERC, the Company decided to return the $5.1 million ERC to the IRS during the third quarter of 2023 and has elected to participate in the ERC-VDP.

Other operating income decreased $199,000, or 26.7%, to $546,000 for the six months ended June 30, 2024 from $745,000 for the six months ended June 30, 2023. The decrease was primarily the result of a reduction in nonrecurring income from a third-party during the three months ended June 30, 2024, which was partially offset by an increase in BOLI income, resulting from the purchase of additional BOLI insurance during the six months ended June 30, 2024.
Noninterest Expense
Noninterest expense for the six months ended June 30, 2024 was $21.8 million compared to $23.6 million for the six months ended June 30, 2023, a decrease of $1.8 million, or 7.6%, which primarily resulted from a decrease in salaries and employee benefits during the six months ended June 30, 2024 and professional fees related to ERC incurred during the six months ended June 30, 2023. These decreases were significantly offset by an increase in other operating expenses during the six months ended June 30, 2024.
The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$12,343	$14,174	$(1,831)
Equipment and occupancy expenses	1,356	1,377	(21)
Professional services	1,093	1,025	68
Professional fees related to ERC	—	1,243	(1,243)
Data processing fees	1,329	1,239	90
Other real estate expense (income)	6	(83)	89
Other operating expenses(1)	5,659	4,615	1,044
Total noninterest expense	$21,786	$23,590	$(1,804)
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for credit losses on unfunded commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits decreased $1.8 million, or 12.9%, from $14.2 million for the six months ended June 30, 2023 to $12.3 million for the six months ended June 30, 2024. The decrease was substantially the result of one-time retirement-related expenses of $1.6 million paid to our former CEO in May 2023, a decrease in incentive expense due to the retirement, an overall reduction in employees and a reduction in expenses associated with restricted stock units resulting from the retirement. These decreases were partially offset by an increase in expenses related to our supplemental executive retirement plan (“SERP”), as a result of an additional participant and accruals into the SERP.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the six months ended June 30, 2024 was $1.4 million compared to $1.4 million for the six months ended June 30, 2023, a decrease of $21,000, or 1.5%. The decrease was primarily attributable to a reduction in costs associated with contracts and repair/maintenance, which was partially offset by additional leasing expense during the six months ended June 30, 2024.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $68,000, or 6.6%, to $1.1 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023. The increase was primarily the result of an increase in placement fees associated with utilizing additional brokered deposits during 2024, which was partially offset by a decrease in legal expenses.

The second quarter of 2023 included $1.2 million in professional fees paid by the Company in obtaining the aforementioned $5.1 million in ERC. After reviewing the revised IRS guidelines pertaining to ERC, the Company decided to return the ERC to the IRS and received a refund of all professional fees totaling $1.2 million related to ERC during the third quarter of 2023.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $90,000, or 7.3%, to $1.3 million for the six months ended June 30, 2024 compared $1.2 million for the six months ended June 30, 2023. The increase was primarily the result of additional software and general increases.
Other real estate expense (income) increased $89,000, or 107.2%, to a net expense of $6,000 for the six months ended June 30, 2024, from a net income of $83,000 for the six months ended June 30, 2023. The six months ended June 30, 2023 included rental income related to a property sold in December 2023 as well as more expenses compared to the three months ended June 30, 2024. The Company realized a small gain on the sale of property during the three months ended June 30, 2024, compared to a loss during the three months ended June 30, 2023.
Other operating expenses increased $1.0 million, or 22.6%, to $5.7 million for the six months ended June 30, 2024, compared to $4.6 million for the six months ended June 30, 2023. The increase was substantially due to a $1.2 million wire fraud loss incurred during the six months ended June 30, 2024 that was not a systematic issue, only a procedural incident, along with an increase in FDIC insurance and regulatory assessments during the six months ended June 30, 2024. These increases were partially offset by the recognition of a credit for credit losses on unfunded loan commitments during the six months ended June 30, 2024, compared to the recognition of provision for credit losses on unfunded loan commitments during the six months ended June 30, 2023, coupled with a net recovery of fraud and forgery losses (excluding the $1.2 million wire fraud loss) during the six months ended June 30, 2024, compared to a net loss during the six months ended June 30, 2023.
Financial Condition
Total assets grew $125.3 million, or 5.1%, to $2.6 billion at June 30, 2024 from $2.4 billion at December 31, 2023.
Loans, net of unearned income, increased $130.9 million, or 6.9%, to $2.0 billion at June 30, 2024 from $1.9 billion at December 31, 2023. Loans, net of unearned income, grew at an annualized rate of 14.0% for the six months ended June 30, 2024.
Securities portfolio increased $5.5 million, or 2.8%, to $204.1 million at June 30, 2024, compared to $198.6 million at December 31, 2023.
Cash and cash equivalents fell $12.3 million, or 4.9%, to $238.4 million at June 30, 2024, from $250.7 million at December 31, 2023.
Deposits grew $157.5 million, or 7.8%, to $2.2 billion at June 30, 2024 compared to $2.0 billion at December 31, 2023. The majority of the growth was due to an increase of $179.4 million in interest-bearing deposits, partially offset by a $21.9 million decrease in noninterest-bearing deposits. Included in the increase was $57.5 million in brokered deposits. Total deposits, excluding brokered deposits, grew at an annualized rate of 11.3% for the six months ended June 30, 2024.
Total stockholders’ equity increased $15.6 million, or 7.3%, to $230.6 million at June 30, 2024, compared to $215.0 million at December 31, 2023. The increase was substantially due to earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.092% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$242,573	12.0%	$242,960	12.9%
Residential	249,498	12.3%	224,603	11.9%
Commercial	1,222,739	60.5%	1,144,867	60.5%
Commercial and industrial	297,501	14.7%	269,961	14.3%
Consumer and other	9,566	0.5%	8,286	0.4%
Gross Loans	2,021,877	100.0%	1,890,677	100.0%
Deferred loan fees	(6,443)		(6,169)
Allowance for credit losses	(25,828)		(24,378)
Loans, net	$1,989,606		$1,860,130
Gross loans increased $131.2 million, or 6.9%, to $2.0 billion as of June 30, 2024 as compared to $1.9 billion as of December 31, 2023. Portfolio segments and classes remained relatively consistent since December 31, 2023.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been approximately 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate and commercial lending activities with customers throughout our markets in Alabama and Georgia. About 84.8% of our gross loans were secured by real property as of June 30, 2024, compared to 85.3% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 60.5% of total gross loans as of June 30, 2024 and represented 60.5% of total gross loans as of December 31, 2023. C&D loans were 12.0% of total gross loans as of June 30, 2024, and represented 12.9% of total gross loans as of December 31, 2023. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 291.9% as of June 30, 2024 and 296.8% as of December 31, 2023. C&D loans represented 76.0% of total risk-based Bank capital as of June 30, 2024 as compared to 80.9% as of December 31, 2023. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of June 30, 2024 and December 31, 2023 were each below the 300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
The Company has established concentration limits in its loan portfolio for commercial real estate loans by loan types, including collateral and industry, among others. The sector concentration is actively managed by the Senior Management team, including the Chief Executive Officer and President, Chief Risk/Credit Officer and Chief Financial Officer.
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

Construction and development loans decreased $387,000, or 0.2%, to $242.6 million as of June 30, 2024 from $243.0 million as of December 31, 2023. The majority of this decrease was primarily due to loan reclassifications to commercial real estate in the Company’s Atlanta and Columbus, Georgia markets.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 51.8% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $24.3 million, or 9.8% of our residential portfolio as of June 30, 2024. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 37.8% of the portfolio. Other residential loans make up the remaining 0.6% of the portfolio.
Residential multi-family loans increased $24.9 million, or 11.1%, to $249.5 million as of June 30, 2024 from $224.6 million as of December 31, 2023. The majority of this increase was due to loan growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $77.9 million, or 6.8%, to $1.2 billion as of June 30, 2024 from $1.1 billion as of December 31, 2023. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Atlanta/Columbus, Georgia markets. As of June 30, 2024, the Company’s commercial real estate portfolio was comprised of $594.6 million in non-owner occupied commercial real estate loans and $139.8 million in commercial construction loans.
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
Commercial and industrial loans increased $27.5 million, or 10.2% to $297.5 million as of June 30, 2024 from $270.0 million as of December 31, 2023. The majority of this increase was due to loan growth primarily in the Company’s Atlanta/Newnan, Georgia and Opelika, Alabama markets.
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
Consumer and other loans (non-real estate loans) increased $1.3 million or 15.4%, to $9.6 million as of June 30, 2024 from $8.3 million as of December 31, 2023.

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
At June 30, 2024 and December 31, 2023, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $148.1 million and $127.8 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At June 30, 2024 and December 31, 2023, we purchased loan participations totaling $120.0 million and $121.8 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1.2 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.
The allowance for credit losses was $25.8 million at June 30, 2024 compared to $24.4 million at December 31, 2023, an increase of $1.5 million, or 5.9%. Additional provisions were recorded based on overall growth in loans and increases for qualitative economic factors and individually analyzed loans.
The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)

Average loans, net of unearned income	$1,987,533	$1,676,816	$1,951,910	$1,643,376
Loans, net of unearned income	2,015,434	1,716,512	2,015,434	1,716,512
Allowance for credit losses at beginning of the period	25,144	19,855	24,378	20,156
Impact of adoption of ASC 326	—	—	—	(1,285)
Charge offs:
Construction and development	—	—	—	—
Residential	—	—	11	—
Commercial	11	—	38	—
Commercial and industrial	384	44	826	262
Consumer and other	10	—	25	6
Total charge offs	405	44	900	268
Recoveries:
Construction and development	—	—	—	—
Residential	6	17	14	28
Commercial	—	—	—	—
Commercial and industrial	15	—	31	14
Consumer and other	1	—	2	2
Total recoveries	22	17	47	44
Net charge offs	$383	$27	$853	$224

Provision for credit losses	$1,067	$1,557	$2,303	$2,738
Balance at end of period	$25,828	$21,385	$25,828	$21,385

Allowance for credit losses on unfunded commitments at beginning of the period	$1,288	$1,285	$1,239	$—
Impact of adoption of ASC 326	—	—	—	1,285
(Credit) provision for credit losses on unfunded commitments	(82)	210	(33)	210
Balance at the end of the period	$1,206	$1,495	$1,206	$1,495

Ratio of allowance to end of period loans	1.28%	1.25%	1.28%	1.25%
Ratio of net charge offs to average loans	0.08%	0.01%	0.09%	0.03%

Net charge offs for the three months ended June 30, 2024 totaled $383,000, an increase of $356,000 compared to net charge offs of $27,000 for the three months ended June 30, 2023. Net charge offs for the six months ended June 30, 2024 totaled $853,000, an increase of $629,000 compared to net charge offs of $224,000 for the six months ended June 30, 2023.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	June 30, 2024		June 30, 2023
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,556	12.0%	$5,655	13.3%
Residential	3,468	12.3%	2,965	12.5%
Commercial	12,453	60.5%	8,767	58.7%
Commercial and industrial	4,258	14.7%	3,871	15.0%
Consumer and other	93	0.5%	127	0.5%
Total	$25,828	100.0%	$21,385	100.0%
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $33,000 at June 30, 2024 consisting of one property, located in Wedowee, Alabama.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased $2.6 million from December 31, 2023 to June 30, 2024. The net increase was primarily attributable to one significant commercial real estate loan and two commercial and industrial loans each being placed on nonaccrual status.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	June 30,		December 31,
	2024	2023	2023
	(dollars in thousands)

Nonaccrual loans	$3,784	$1,010	$1,017
Past due loans 90 days or more and still accruing interest	—	—	160
Total nonperforming loans	3,784	1,010	1,177
OREO	33	2,870	33
Total nonperforming assets	$3,817	$3,880	$1,210

Allowance for credit losses	$25,828	$21,385	$24,378
Gross loans outstanding at the end of period	$2,021,877	$1,722,278	$1,890,677
Allowance for credit losses to gross loans	1.28%	1.24%	1.29%
Allowance for credit losses to nonperforming loans	682.56%	2117.33%	2071.20%
Nonperforming loans to gross loans	0.19%	0.06%	0.06%
Nonperforming assets to gross loans and OREO	0.19%	0.22%	0.06%

Nonaccrual loans by category:
Real Estate:
Construction and development	$—	$33	$—
Residential	393	297	252
Commercial	2,182	671	765
Commercial and industrial	1,209	9	—
Consumer and other	—	—	—
Total	$3,784	$1,010	$1,017

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

The following table summarizes the fair value of the securities portfolio as of June 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
June 30, 2024
Securities Available for Sale
U.S. Treasury securities	$9,699	$—	$(1,005)	$8,694
U.S. Government Sponsored Enterprises (GSEs)	2,282	26	(212)	2,096
State and municipal securities	45,661	13	(4,775)	40,899
Corporate debt securities	12,513	—	(1,080)	11,433
Asset based securities	16,934	133	(437)	16,630
Mortgage-backed GSE residential/multifamily and non-GSE	108,681	141	(4,064)	104,758
Total securities available for sale	$195,770	$313	$(11,573)	$184,510

Securities Held to Maturity
State and municipal securities	19,621	—	(3,562)	16,059
Total securities held to maturity	$19,621	$—	$(3,562)	$16,059
Total securities	$215,391	$313	$(15,135)	$200,569

December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2024, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2024 and December 31, 2023. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
June 30, 2024
Securities Available for Sale
U.S. Treasury securities	$1,998	1.33%	$5,237	1.32%	$2,464	1.53%	$—	—%	$9,699	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,282	4.94	—	—	2,282	4.94
State and municipal securities	135	2.65	1,991	2.33	4,740	2.25	38,795	2.01	45,661	2.05
Corporate debt securities	—	—	3,011	4.85	9,502	4.94	—	—	12,513	4.92
Asset based securities	—	—	714	2.23	3,170	2.70	13,050	6.63	16,934	5.71
Mortgage-backed GSE residential/multifamily and non-GSE	12,860	7.93	22,516	6.43	9,616	5.13	63,689	4.97	108,681	5.64
Total securities available for sale	$14,993	7.00%	$33,469	5.16%	$31,774	4.11%	$115,534	4.17%	$195,770	4.54%

Securities Held to Maturity
State and municipal securities	—	—	—	—	10,785	2.39	8,836	2.36	19,621	2.37
Total securities held to maturity	$—	—%	$—	—%	$10,785	2.39%	$8,836	2.36%	$19,621	2.37%
Total securities	$14,993	7.00%	$33,469	5.16%	$42,559	3.67%	$124,370	4.04%	$215,391	4.35%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,197	1.31%	$3,524	1.48%	$—	—%	$9,721	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,699	6.34	747	1.54	2,446	4.88
State and municipal securities	482	1.90	1,595	1.85	3,833	2.12	39,310	1.99	45,220	2.00
Corporate debt securities	—	—	3,015	4.85	9,502	4.94	—	—	12,517	4.92
Asset based securities	—	—	864	2.20	3,979	3.41	14,269	6.64	19,112	5.76
Mortgage-backed GSE residential/multifamily and non-GSE	9,847	7.63	29,493	6.29	6,943	4.34	55,023	4.83	101,306	5.50
Total securities available for sale	$10,329	7.36%	$41,164	5.17%	$29,480	3.89%	$109,349	4.03%	$190,322	4.43%

Securities Held to Maturity
State and municipal securities	—	—	—	—	7,743	2.39	11,889	2.37	19,632	2.37
Total securities held to maturity	$—	—%	$—	—%	$7,743	2.39%	$11,889	2.37%	$19,632	2.37%
Total securities	$10,329	7.36%	$41,164	5.17%	$37,223	3.58%	$121,238	3.86%	$209,954	4.24%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At June 30, 2024, BOLI totaled $33.0 million compared to $29.9 million at December 31, 2023. The increase represents additional insurance of $2.7 million and an increase in the cash surrender value.
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
Total deposits at June 30, 2024 were $2.2 billion, representing an increase of $157.5 million, or 7.8%, compared to $2.0 billion at December 31, 2023. As of June 30, 2024, 19.1% of total deposits were comprised of noninterest-bearing demand accounts, 47.8% of interest-bearing non-maturity accounts and 33.1% of time deposits. Brokered deposits represented 13.3% of total deposits.
The following table summarizes our deposit balances as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$416,068	19.1%	$437,959	21.7%
Interest-bearing transaction	1,006,687	46.3%	946,347	46.9%
Savings	32,527	1.5%	35,412	1.7%
Time deposits, $250,000 and under	612,299	28.1%	500,406	24.8%
Time deposits, over $250,000	108,097	5.0%	98,065	4.9%
Total deposits	$2,175,678	100.0%	$2,018,189	100.0%
The following tables set forth the maturity of time deposits as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$87,436	$206,798	$73,621	$18,891	$386,746
Time deposits, $100,000 through $250,000	98,481	112,670	13,749	653	225,553
Time deposits, over $250,000	48,643	58,308	1,146	—	108,097
Total time deposits	$234,560	$377,776	$88,516	$19,544	$720,396

	December 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$47,117	$155,751	$76,776	$18,751	$298,395
Time deposits, $100,000 through $250,000	76,980	112,809	11,560	662	202,011
Time deposits, over $250,000	42,646	53,105	2,013	301	98,065
Total time deposits	$166,743	$321,665	$90,349	$19,714	$598,471
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of June 30, 2024 and 2023:

	June 30,
	2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$418,513	—%	$438,862	—%
Interest-bearing transaction	85,917	0.11%	93,093	0.09%
Money markets	882,587	4.10%	779,687	3.07%
Savings	33,558	0.20%	46,295	0.20%
Time deposits	679,432	4.54%	437,573	3.14%
Total deposits	$2,100,007	3.20%	$1,795,510	2.11%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $645.3 million and $615.7 million as of June 30, 2024 and December 31, 2023, respectively.
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At June 30, 2024 and December 31, 2023, we had borrowing capacity from the FHLB of $106.9 million and $162.7 million, respectively. We had $42.0 million in FHLB borrowings as of June 30, 2024 and $70.0 million as of December 31, 2023. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)

Amount outstanding at end of period	$42,000	$70,000
Weighted average interest rate at end of period	4.83%	5.02%
Maximum month-end balance	$55,000	$70,000
Average balance outstanding during the period	$50,747	$39,830
Weighted average interest rate during the period	4.96%	4.64%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $99.2 million as of June 30, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of June 30, 2024 and December 31, 2023, respectively. There was $99.2 million and $89.2 million available as of June 30, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity needs. The Bank had borrowing capacity of $313.7 million and $295.7 million as a source of funding as of June 30, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of June 30, 2024 and December 31, 2023, respectively. There was $313.7 million and $285.7 million available as of June 30, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Bank has no more borrowing capacity or availability to borrow, but had $8.0 million outstanding as of June 30, 2024. The Bank had borrowing capacity of $11.3 million as a source of funding as of December 31, 2023, of which $7.0 million was outstanding as of December 31, 2023. There was $4.3 million available as of December 31, 2023.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in July 2022 and matures in August 2024. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of June 30, 2024 and December 31, 2023 was $0.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of June 30, 2024, was 29.7%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses that allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of June 30, 2024, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2024

Tier 1 capital (to average assets)
Company	$221,315	8.72%	$101,475	4.00%	$—	—
Bank	$292,348	11.52%	$101,475	4.00%	$126,843	5.00%

CET 1 capital (to risk-weighted assets)
Company	$221,315	9.54%	$162,336	7.00%	$—	—
Bank	$292,348	12.61%	$162,336	7.00%	$150,740	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$221,315	9.54%	$197,122	8.50%	$—	—
Bank	$292,348	12.61%	$197,122	8.50%	$185,526	8.00%

Total capital (to risk-weighted assets)
Company	$336,349	14.50%	$243,503	10.50%	$—	—
Bank	$319,382	13.77%	$243,503	10.50%	$231,908	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at June 30, 2024.

	Payments Due as of June 30, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$612,336	$108,033	$27	$720,396
FHLB advances	42,000	—	—	42,000
Subordinated notes	—	—	86,873	86,873
Other borrowings	8,000	—	—	8,000
Total contractual obligations	$662,336	$108,033	$86,900	$857,269
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
The following table summarizes commitments we have made as of the dates presented.

	June 30, 2024	December 31, 2023
	(dollars in thousands)

Commitments to extend credit	$397,104	$501,935
Standby letters of credit	3,716	2,846
Total	$400,820	$504,781
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
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of June 30, 2024	As of June 30, 2023
Change in Interest Rates (Basis Points)
+400	7.70	5.80
+300	6.20	4.70
+200	4.40	3.30
+100	2.40	1.80
-100	(4.20)	(7.20)
-200	(7.70)	(12.00)
-300	(11.30)	(17.10)
-400	(15.60)	(22.90)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of June 30, 2024, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

January 1 - January 31, 2024	—	$—	—	$10,000
February 1 - February 29, 2024	—	—	—	10,000
March 1 - March 31, 2024	—	—	—	10,000
April 1 - April 30, 2024	—	—	—	10,000
May 1 - May 31, 2024	—	—	—	10,000
June 1 - June 30, 2024	—	—	—	10,000
Total	—	$—	—	$10,000
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

SOUTHERN STATES BANCSHARES, INC.

Date: August 14, 2024	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)