Form 10-Q
period 2024-09-30
Southern States Bancshares, Inc.
filed 2024-11-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2024, the registrant had 9,884,859 shares of common stock, $5 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$24,225	$19,710
Interest-bearing deposits in banks	182,559	134,846
Federal funds sold	71,072	96,095
Total cash and cash equivalents	277,856	250,651

Securities available for sale, at fair value ($206,002 amortized cost, $0 allowance for credit losses at September 30, 2024; $190,322 amortized cost, $0 allowance for credit losses at December 31, 2023)	198,076	179,000
Securities held to maturity, at amortized cost ($16,902 at fair value, $0 allowance for credit losses at September 30, 2024; $16,233 at fair value, $0 allowance for credit losses at December 31, 2023)	19,616	19,632
Other equity securities, at fair value	3,733	3,649
Restricted equity securities, at cost	4,418	5,684
Loans held for sale	415	450

Loans, net of unearned income	2,199,211	1,884,508
Less allowance for credit losses	28,061	24,378
Loans, net	2,171,150	1,860,130

Premises and equipment, net	32,319	26,426
Accrued interest receivable	10,114	8,711
Bank owned life insurance	39,159	29,884
Annuities	16,843	15,036
Foreclosed assets	33	33
Goodwill	30,980	16,862
Core deposit intangible	9,338	899
Other assets	27,390	29,616

Total assets	$2,841,440	$2,446,663

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$546,282	$437,959
Interest-bearing	1,874,264	1,580,230
Total deposits	2,420,546	2,018,189

Other borrowings	7,976	26,994
FHLB advances	22,000	70,000
Subordinated notes	91,107	86,679
Accrued interest payable	2,214	1,519
Other liabilities	26,227	28,318
Total liabilities	2,570,070	2,231,699

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 9,882,350 and 8,841,349 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	49,684	44,479
Capital surplus	106,046	78,361
Retained earnings	123,783	102,523
Accumulated other comprehensive loss	(5,866)	(8,379)
Unvested restricted stock	(723)	(466)
Vested restricted stock units	(1,554)	(1,554)

Total stockholders' equity	271,370	214,964

Total liabilities and stockholders' equity	$2,841,440	$2,446,663
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income:
Loans, including fees	$38,690	$30,084	$107,739	$83,049
Taxable securities	2,205	1,796	6,225	4,819
Nontaxable securities	243	227	704	747
Other interest and dividends	3,930	3,097	10,143	7,473
Total interest income	45,068	35,204	124,811	96,088

Interest expense:
Deposits	18,990	12,732	52,407	31,498
Other borrowings	1,832	1,741	5,740	4,881
Total interest expense	20,822	14,473	58,147	36,379

Net interest income	24,246	20,731	66,664	59,709
Provision for credit losses	2,583	773	4,885	3,511
Net interest income after provision for credit losses	21,663	19,958	61,779	56,198

Noninterest income:
Service charges on deposit accounts	532	442	1,458	1,348
Swap (expenses) fees	(9)	453	10	622
SBA/USDA fees	179	74	302	274
Mortgage origination fees	112	158	300	446
Net gain (loss) on securities	75	(12)	83	457
Employee retention credit	—	(5,100)	—	—
Other operating income	868	1,091	2,240	2,608
Total noninterest income	1,757	(2,894)	4,393	5,755

Noninterest expenses:
Salaries and employee benefits	6,876	5,752	19,219	19,926
Equipment and occupancy expenses	814	718	2,170	2,095
Data processing fees	781	650	2,110	1,889
Regulatory assessments	414	322	1,149	844
Professional fees related to ERC	—	(1,243)	—	—
Merger-related expenses	1,511	—	1,511	—
Other operating expenses	3,291	2,370	9,314	7,405
Total noninterest expenses	13,687	8,569	35,473	32,159

Income before income taxes	9,733	8,495	30,699	29,794

Income tax expense	2,380	1,866	7,029	6,738

Net income	$7,353	$6,629	$23,670	$23,056

Basic earnings per share	$0.76	$0.75	$2.58	$2.62

Diluted earnings per share	$0.76	$0.73	$2.54	$2.56
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Net income	$7,353	$6,629

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of ($867) and $818, respectively	2,467	(2,327)

Reclassification adjustment for gains on securities available for sale realized in net income, net of tax of $0	—	—

Other comprehensive income (loss)	2,467	(2,327)

Comprehensive income	$9,820	$4,302

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net income	$23,670	$23,056

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of $(883) and $733, respectively	2,513	(2,087)

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $3, respectively	—	9

Other comprehensive income (loss)	2,513	(2,078)

Comprehensive income	$26,183	$20,978
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2023	—	$—	8,841,349	$44,479	$78,361	$102,523	$(8,379)	$(466)	$(1,554)	$214,964
Net income	—	—	—	—	—	23,670	—	—	—	23,670
Issuance of common stock	—	—	3,796	19	85	—	—	—	—	104
Issuance of common stock - acquisition	—	—	961,920	4,810	26,664	—	—	—	—	31,474
Exercise of common stock options	—	—	49,360	246	63	—	—	—	—	309
Issuance of restricted stock	—	—	29,150	146	632	—	—	(778)	—	—
Forfeiture of restricted stock	—	—	(3,225)	(16)	(67)	—	—	83	—	—
Stock-based compensation	—	—	—	—	308	—	—	438	—	746
Common stock dividends	—	—	—	—	—	(2,410)	—	—	—	(2,410)
Other comprehensive income	—	—	—	—	—	—	2,513	—	—	2,513
Balance, September 30, 2024	—	$—	9,882,350	$49,684	$106,046	$123,783	$(5,866)	$(723)	$(1,554)	$271,370
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$23,670	$23,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	915	877
Net loss on securities available for sale	—	12
Net gain on other equity securities	(83)	(469)
Net amortization of securities	327	456
Amortization of core deposit intangible	457	245
Provision for credit losses	4,885	3,511
Deferred income taxes	284	71
(Gain) loss on sale of foreclosed assets	(3)	7
Stock-based compensation	746	668
Net decrease (increase) in loans held for sale	35	(752)
Income from bank owned life insurance	(673)	(511)
Increase in interest receivable	(432)	(1,358)
Increase in interest payable	399	696
Net other operating activities	(1,944)	4,977

Net cash provided by operating activities	28,583	31,486

INVESTING ACTIVITIES
Cash acquired in acquisition	74,262	—
Purchase of securities available for sale	(43,351)	(41,639)
Proceeds from sale of securities available for sale	106,005	10,532
Proceeds from sale of other equity securities	—	800
Proceeds from maturities, calls, and paydowns of securities available for sale	27,811	13,520
Net redemption (purchase) of restricted equity securities	1,999	(1,837)
Purchase of annuities	(909)	—
Purchase of bank owned life insurance	(2,700)	—
Net increase in loans	(188,034)	(188,460)
Proceeds from sale of foreclosed assets	3	10
Purchase of premises, equipment and software	(1,294)	(226)

Net cash used in investing activities	(26,208)	(207,300)

FINANCING ACTIVITIES
Net increase in deposits	93,610	195,658
Proceeds from issuance of common stock	413	1,566
Proceeds from restricted stock units	—	363
Repurchase of common stock	—	(979)
Net repayment proceeds of FHLB advances	(48,000)	24,000
Net (repayment) proceeds of other borrowings	(19,018)	5,010
Net proceeds of subordinated notes	235	268
Common stock dividends paid	(2,410)	(2,391)

Net cash provided by financing activities	24,830	223,495

Net increase in cash and cash equivalents	27,205	47,681

Cash and cash equivalents at beginning of year	250,651	168,499

Cash and cash equivalents at end of year	$277,856	$216,180

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$57,748	$35,683
Income taxes	$8,943	$9,029

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$43
Internally financed sale of foreclosed assets	$—	$53
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. As of September 30, 2024, the Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, and Roanoke, Alabama as well as Columbus, Carrollton, Cartersville, Dallas, Newnan and Rockmart, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve System Board announced an interim final rule amending Regulation D to lower all transaction account reserve requirement ratios to zero percent, thereby eliminating all reserve requirements as of September 30, 2024 and December 31, 2023.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of September 30, 2024, the Company had $19,616 of held to maturity securities and no related valuation account.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,286 and $1,147 at September 30, 2024 and December 31, 2023, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $8,671 and $7,377 at September 30, 2024 and December 31, 2023, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1,405 and $1,239 at September 30, 2024 and December 31, 2023, respectively.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at September 30, 2024.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in September 2024. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of September 30, 2024 and based on that evaluation there was no impairment.
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 2.    ACQUISITION ACTIVITY
On July 31, 2024 (the “Effective Date”), the Company closed the transactions pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), by and between us, the Bank, and CBB Bancorp (“CBB Bancorp”), the parent company of Century Bank of Georgia (“Century Bank”). On the Effective Date, (i) CBB Bancorp merged with and into us (the “Corporate Merger”), and we were the surviving corporation in the Corporate Merger and (ii) subsequent to the Corporate Merger, Century Bank merged with and into the Bank (the “Bank Merger”) with the Bank as the surviving banking corporation in the Bank Merger.
The Company issued 961,920 shares of its common stock valued at $31,474 as of July 31, 2024, plus $3,150 in cash, in exchange for all outstanding shares of CBB Bancorp common stock.
Prior to the acquisition, Century Bank operated branch offices in Cartersville and Rockmart, Georgia and provided a full range of banking services. Including the effects of the purchase method of accounting adjustments, the Company acquired $336,817 in assets, including $127,871 in loans, and $308,747 in deposits. The merger expanded and strengthened the Company’s footprint in the Georgia market.
The fair value of consideration paid exceeded the net assets acquired and resulted in goodwill of $14,118. The Company performs a quarterly and annual impairment test on goodwill and no impairment was recorded as of September 30, 2024.
The acquired assets and assumed liabilities as of July 31, 2024, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table:

		Fair Value	As Recorded by
	Acquired	Adjustments	the Company

Cash and cash equivalents	$66,605	$—	$66,605
Securities available for sale - sold day 1	104,724	—	104,724
Securities available for sale	2,750	(286)	2,464
Restricted equity securities	734	—	734
Time deposits held as investments	10,897	(90)	10,807
Loans	132,618	(4,747)	127,871
Less allowance for credit losses	(1,619)	1,619	—
Core deposit intangible	—	8,896	8,896
Premises and equipment, net	3,903	1,610	5,513
Other assets	9,203	—	9,203
Total assets acquired	$329,815	$7,002	$336,817

Deposits	308,535	212	308,747
Subordinated notes	5,000	(307)	4,693
Accrued expenses and other liabilities	2,871	—	2,871
Total liabilities assumed	$316,406	$(95)	$316,311
Net assets acquired			20,506
Cash			3,150
Common stock issued (961,920 shares)			31,474
Total consideration paid			34,624
Goodwill			$14,118

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented in the acquisition above.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 2.    ACQUISITION ACTIVITY (CONTINUED)
Cash and Cash Equivalents: The carrying amounts of cash and due from banks, interest-bearing deposits in banks, and federal funds sold make up cash and cash equivalents. The carrying amount of these short-term instruments approximate fair value.
Securities Available for Sale: Securities available for sale were acquired with an adjustment to fair value based upon quoted market prices.
Restricted Equity Securities: The carrying amount of restricted equity securities with no readily determinable fair value approximates fair value based on the redemption provisions of the issuers which is cost.
Time Deposits Held as Investments: Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.
Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair values of fixed rate loans is estimated based on discounted contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Loans were acquired with an adjustment to fair value based upon these factors.
Core Deposit Intangible: The core deposit intangible represents the value of the relationship that the acquired bank had with its deposit customers. The fair value of this asset was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, cost of the deposit base and the net maintenance cost attributable to customer deposits.
Premises and Equipment: Premises and equipment were acquired with an adjustment to fair value, which represents the difference between the Company’s current analysis of property and equipment values completed in connection with the acquisition and book value acquired.
Other Assets: The carrying value of other assets approximate fair value.
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
Subordinated Notes: Subordinated notes were acquired with an adjustment to fair value based on a discounted cash flow calculation using the estimated market interest rate of similar instruments.
Accrued Interest and Other Liabilities: The carrying amounts of accrued interest and other liabilities approximate fair value.
The following table presents pro-forma financial information as if the acquisition of CBB Bancorp had occurred on January 1, 2023. The results of operations of CBB Bancorp and Century Bank were included in the Company’s results beginning on August 1, 2024. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition been effective as of this date. No assumptions have been applied to the pro-forma results of operations regarding revenue enhancements, expenses efficiencies or asset dispositions. The pro-forma financials below excludes merger-related third party expenses, the accretion of fair value marks on securities available for sale, time deposits held as investments, acquired loans, deposits, as well as the amortization of fair value marks on core deposit intangible and subordinated notes.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net interest income	$24,752	$23,058	$71,962	$67,311
Net income	8,986	8,006	27,477	26,699

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings Per Share:
Net Income	$7,353	$6,629	$23,670	$23,056
Weighted average common shares outstanding	9,608,868	8,846,018	9,161,622	8,791,007
Basic earnings per share	$0.76	$0.75	$2.58	$2.62
Diluted Earnings Per Share:
Net income allocated to common shareholders	$7,346	$6,624	$23,655	$23,045
Weighted average common shares outstanding	9,608,868	8,846,018	9,161,622	8,791,007
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	117,016	194,669	136,156	225,596
Average shares and dilutive potential common shares	9,725,884	9,040,687	9,297,778	9,016,603
Dilutive earnings per share	$0.76	$0.73	$2.54	$2.56

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 4. SECURITIES

The amortized cost and fair value of securities at September 30, 2024 and December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Securities Available for Sale
U.S. Treasury securities	$9,688	$—	$(709)	$8,979
U.S. Government Sponsored Enterprises (GSEs)	2,154	5	(176)	1,983
State and municipal securities	46,407	56	(3,800)	42,663
Corporate debt securities	14,999	—	(1,026)	13,973
Asset based securities	15,420	135	(310)	15,245
Mortgage-backed GSE residential/multifamily and non-GSE	117,334	781	(2,882)	115,233
Total securities available for sale	$206,002	$977	$(8,903)	$198,076

Securities Held to Maturity
State and municipal securities	19,616	—	(2,714)	16,902
Total securities held to maturity	$19,616	$—	$(2,714)	$16,902
Total securities	$225,618	$977	$(11,617)	$214,978

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233
Securities with a carrying value of $20,836 and $27,477 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    SECURITIES (Continued)
The amortized cost and fair value of securities available for sale and securities held to maturity as of September 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$2,427	$2,404	$482	$476
Due from one year to five years	12,539	11,842	11,671	10,855
Due after five to ten years	21,857	20,097	22,537	20,439
Due after ten years	51,845	48,500	54,326	50,285
Mortgage-backed securities	117,334	115,233	101,306	96,945
Total securities available for sale	$206,002	$198,076	$190,322	$179,000

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	13,810	11,955	7,743	6,483
Due after ten years	5,806	4,947	11,889	9,750
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,616	$16,902	$19,632	$16,233
Total securities	$225,618	$214,978	$209,954	$195,233
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the three and nine months ended September 30, 2024 and September 30, 2023 consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Gross gains	$79	$8	$111	$686
Gross losses	(4)	(20)	(28)	(229)
Net realized gain (loss)	$75	$(12)	$83	$457
Restricted equity securities as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023

Federal Home Loan Bank stock	$3,000	$4,759
First National Banker’s Bankshares, Inc. stock	1,168	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$4,418	$5,684

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    SECURITIES (Continued)
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
September 30, 2024
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(709)	$8,979	$(709)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(176)	1,323	(176)
State and municipal securities	(2)	364	(3,798)	40,184	(3,800)
Corporate debt securities	—	—	(1,026)	13,473	(1,026)
Asset based securities	(3)	523	(307)	4,439	(310)
Mortgage-backed GSE residential/multifamily and non-GSE	(160)	17,621	(2,722)	51,305	(2,882)
Total securities available for sale	$(165)	$18,508	$(8,738)	$119,703	$(8,903)

Securities Held to Maturity
State and municipal securities	—	—	(2,714)	16,902	(2,714)
Total securities held to maturity	$—	$—	$(2,714)	$16,902	$(2,714)
Total securities	$(165)	$18,508	$(11,452)	$136,605	$(11,617)

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(949)	$8,772	$(949)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(215)	1,451	(215)
State and municipal securities	—	—	(4,172)	40,663	(4,172)
Corporate debt securities	—	—	(1,258)	11,259	(1,258)
Asset based securities	(11)	1,102	(468)	6,904	(479)
Mortgage-backed GSE residential/multifamily and non-GSE	(268)	24,708	(4,257)	56,083	(4,525)
Total securities available for sale	$(279)	$25,810	$(11,319)	$125,132	$(11,598)

Securities Held to Maturity
State and municipal securities	—	—	(3,399)	16,233	(3,399)
Total securities held to maturity	$—	$—	$(3,399)	$16,233	$(3,399)
Total securities	$(279)	$25,810	$(14,718)	$141,365	$(14,997)

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    SECURITIES (Continued)
The unrealized losses on 222 securities at September 30, 2024 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at September 30, 2024.
At September 30, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at September 30, 2024. All debt securities in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

NOTE 5. LOANS
Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$245,275	11.1%	$242,960	12.9%
Residential	293,150	13.3%	224,603	11.9%
Commercial	1,344,554	61.0%	1,144,867	60.5%
Commercial and industrial	310,540	14.1%	269,961	14.3%
Consumer and other	12,228	0.5%	8,286	0.4%
Gross Loans	2,205,747	100.0%	1,890,677	100.0%
Deferred loan fees	(6,536)		(6,169)
Allowance for credit losses	(28,061)		(24,378)
Loans, net	$2,171,150		$1,860,130
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of September 30, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$63,928	$42,098	$105,124	$13,601	$1,686	$6,056	$7,875	$240,368
Special Mention	—	—	422	—	—	4,339	—	4,761
Substandard	146	—	—	—	—	—	—	146
Doubtful	—	—	—	—	—	—	—	—
Total	64,074	42,098	105,546	13,601	1,686	10,395	7,875	245,275
YTD gross charge offs	—	—	—	—	—	—	—	—

Residential
Pass	38,169	60,527	65,382	23,697	46,113	21,737	37,048	292,673
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	322	51	477
Doubtful	—	—	—	—	—	—	—	—
Total	38,169	60,527	65,486	23,697	46,113	22,059	37,099	293,150
YTD gross charge offs	—	—	—	—	—	11	—	11

Commercial
Pass	122,515	242,174	380,269	262,120	91,679	199,706	14,862	1,313,325
Special Mention	247	2,435	1,471	4,397	—	7,510	659	16,719
Substandard	—	664	448	7,743	480	5,175	—	14,510
Doubtful	—	—	—	—	—	—	—	—
Total	122,762	245,273	382,188	274,260	92,159	212,391	15,521	1,344,554
YTD gross charge offs	—	—	119	38	—	—	—	157

Commercial and industrial
Pass	47,280	66,823	39,990	17,027	17,203	9,672	96,911	294,906
Special Mention	1,245	1,348	—	291	10	832	6,733	10,459
Substandard	4	3,682	79	3	—	—	1,407	5,175
Doubtful	—	—	—	—	—	—	—	—
Total	48,529	71,853	40,069	17,321	17,213	10,504	105,051	310,540
YTD gross charge offs	—	—	1,210	—	—	—	—	1,210

Consumer and other
Pass	3,083	2,002	841	464	192	1,246	4,396	12,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	3,083	2,002	841	468	192	1,246	4,396	12,228
YTD gross charge offs	10	15	—	—	—	—	—	25

Gross Loans
Pass	274,975	413,624	591,606	316,909	156,873	238,417	161,092	2,153,496
Special Mention	1,492	3,783	1,893	4,688	10	12,681	7,392	31,939
Substandard	150	4,346	631	7,750	480	5,497	1,458	20,312
Doubtful	—	—	—	—	—	—	—	—
Total	$276,617	$421,753	$594,130	$329,347	$157,363	$256,595	$169,942	$2,205,747
Total YTD gross charge offs	$10	$15	$1,329	$38	$—	$11	$—	$1,403

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    LOANS (Continued)

Credit Risk Management (Continued)
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following tables summarize collateral dependent loans, which are individually evaluated to determine expected credit losses, as of September 30, 2024 and December 31, 2023:

	Real Estate	Other	Total	ACL
As of September 30, 2024
Real estate mortgages:
Construction and development	$285	$—	$285	$25
Residential	890	—	890	49
Commercial	17,176	—	17,176	604
Commercial and industrial	—	5,179	5,179	84
Consumer and other	—	13	13	—
Total	$18,351	$5,192	$23,543	$762

	Real Estate	Other	Total	ACL
As of December 31, 2023
Real estate mortgages:
Construction and development	$210	$—	$210	$31
Residential	980	—	980	72
Commercial	15,514	—	15,514	162
Commercial and industrial	—	3,131	3,131	1,100
Consumer and other	—	11	11	1
Total	$16,704	$3,142	$19,846	$1,366

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    LOANS (Continued)

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of September 30, 2024 and December 31, 2023:

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of September 30, 2024
Real estate mortgages:
Construction and development	$245,275	$—	$—	$—	$—	$—	$—	$245,275
Residential	291,916	647	—	65	712	22	500	293,150
Commercial	1,341,864	535	—	—	535	1,818	337	1,344,554
Commercial and industrial	304,871	3	540	—	543	83	5,043	310,540
Consumer and other	12,219	—	9	—	9	—	—	12,228
Total	$2,196,145	$1,185	$549	$65	$1,799	$1,923	$5,880	$2,205,747

As of December 31, 2023
Real estate mortgages:
Construction and development	$242,315	$591	$54	$—	$645	$—	$—	$242,960
Residential	223,195	1,106	—	51	1,157	23	228	224,603
Commercial	1,140,587	3,245	160	109	3,514	324	442	1,144,867
Commercial and industrial	269,598	265	98	—	363	—	—	269,961
Consumer and other	8,259	17	10	—	27	—	—	8,286
Total	$1,883,954	$5,224	$322	$160	$5,706	$347	$670	$1,890,677

The Company recognized $438 and $44 of interest income on nonaccrual loans during the nine months ended September 30, 2024, and September 30, 2023, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of September 30, 2024 and September 30, 2023. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1,285. At September 30, 2024, $1,405 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    LOANS (Continued)

Allowance for Credit Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Provision for credit losses	4,055	793	37	4,885
Loans charged off	(168)	(1,210)	(25)	(1,403)
Recoveries of loans previously charged off	27	171	3	201
Ending balance at September 30, 2024	$23,740	$4,220	$101	$28,061

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	4,173	(665)	3	3,511
Loans charged off	(3)	(262)	(6)	(271)
Recoveries of loans previously charged off	38	14	18	70
Ending balance at September 30, 2023	$17,487	$4,609	$85	$22,181

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
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$—	$—	$—	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$—	$—	$—	—%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)

Modifications to Borrowers Experiencing Financial Difficulty (Continued)
The Company had no modified loans during the nine months ended September 30, 2024 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of September 30, 2024.
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
Accretable Yield
The Company did not acquire any purchase credit deteriorated loans (PCD) as a result of the merger with Century Bank. Changes in the accretable yield, or income expected to be collected, on acquired non-PCD loans as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

Balance, beginning of the year	$67	$131
Additions	4,747	—
Disposals	(42)	(16)
Accretion	(215)	(48)
Balance, beginning of the period	$4,557	$67

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 6.    DEPOSITS

Major classifications of deposits are as follows:

	September 30, 2024	December 31, 2023
Noninterest-bearing transaction	$546,282	$437,959
Interest-bearing transaction	1,124,706	946,347
Savings	53,565	35,412
Time deposits, $250,000 and under	558,600	500,406
Time deposits, over $250,000	137,393	98,065
Total	$2,420,546	$2,018,189

Brokered deposits totaled $194,160 at September 30, 2024 and $230,858 at December 31, 2023. The scheduled maturities of time deposits at September 30, 2024 are as follows:

October 1, 2024 to September 30, 2025	$644,704
October 1, 2025 to September 30, 2026	29,732
October 1, 2026 to September 30, 2027	7,321
October 1, 2027 to September 30, 2028	6,914
October 1, 2028 to September 30, 2029	7,295
Thereafter	27
Total	$695,993
At September 30, 2024 and December 31, 2023, overdrawn transaction accounts reclassified to loans totaled $316 and $174, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 7.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47,500 at September 30, 2024. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2024, the remaining balance of the debt issuance cost was $516. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2024, the remaining balance of the debt issuance cost was $514. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4.7 million. The Century Notes will mature on December 22, 2031, and through December 22, 2026 will bear a fixed rate of interest of 3.5% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest will reset quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears. Issuance costs related to the Century Notes totaled $172 and have been netted against the subordinated notes liability on the balance sheet. At September 30, 2024, the remaining balance of the debt issuance cost was $77. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company has posted cash collateral of $4,360. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the nine months ended September 30, 2024, were $8 and $2, respectively.

September 30, 2024				December 31, 2023
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$101,991	Other Assets	$6,132	Interest Rate Products	$104,180	Other Assets	$7,691
Interest Rate Products	101,991	Other Liabilities	(6,160)	Interest Rate Products	104,180	Other Liabilities	(7,726)
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
As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,278. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value of $6,278, less the required collateral of $4,360.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	September 30, 2024	December 31, 2023
Commitments to extend credit	$352,503	$501,935
Standby letters of credit	6,152	2,846
Total	$358,655	$504,781
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2024 and September 30, 2023.
Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.
NOTE 10.     CONCENTRATIONS OF CREDIT
The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Alabama and Georgia. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.
Eighty-five percent of the Company’s loan portfolio is concentrated in real estate. A substantial portion of these loans are secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of the other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 5.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 10.     CONCENTRATIONS OF CREDIT (Continued)
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $68,358 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $34,179.
NOTE 11.    STOCKHOLDERS’ EQUITY
As of September 30, 2024, the Company had 9,882,350 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2023, the Company had 8,841,349 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 12.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2024, approximately $99,393 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer that requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of September 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
As of September 30, 2024, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it was to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of September 30, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    REGULATORY MATTERS (Continued)
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of September 30, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2024

Tier 1 capital (to average assets)
Company	$236,918	8.64%	$109,657	4.00%	$—	—
Bank	$314,681	11.48%	$109,657	4.00%	$137,071	5.00%

CET 1 capital (to risk-weighted assets)
Company	$236,918	9.36%	$177,214	7.00%	$—	—
Bank	$314,681	12.43%	$177,214	7.00%	$164,555	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$236,918	9.36%	$215,188	8.50%	$—	—
Bank	$314,681	12.43%	$215,188	8.50%	$202,530	8.00%

Total capital (to risk-weighted assets)
Company	$358,884	14.18%	$265,820	10.50%	$—	—
Bank	$344,147	13.59%	$265,820	10.50%	$253,162	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 13.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
U.S. Treasury securities	$8,979	$—	$8,979	$—
U.S. Government Sponsored Enterprises (GSEs)	1,983	—	1,983	—
State and municipal securities	42,663	—	42,663	—
Corporate debt securities	13,973	—	13,973	—
Asset based securities	15,245	—	15,245	—
Mortgage-backed GSE residential/multifamily and non-GSE	115,233	—	115,233	—
Other equity securities	3,733	3,733	—	—
Interest Rate Products - asset	6,132	—	6,132	—
Interest Rate Products - liabilities	(6,160)	—	(6,160)	—

December 31, 2023
U.S. Treasury securities	$8,772	$—	$8,772	$—
U.S. Government Sponsored Enterprises (GSEs)	2,268	—	2,268	—
State and municipal securities	41,069	—	41,069	—
Corporate debt securities	11,259	—	11,259	—
Asset based securities	18,687	—	18,687	—
Mortgage-backed GSE residential/multifamily and non-GSE	96,945	—	96,945	—
Other equity securities	3,649	3,649	—	—
Interest Rate Products - asset	7,691	—	7,691	—
Interest Rate Products - liabilities	(7,726)	—	(7,726)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Individually analyzed loans	$2,191	$—	$—	$2,191
Foreclosed assets	33	—	—	33
Totals	$2,224	$—	$—	$2,224

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 13.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2024, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$2,191	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$33	Appraisal	Appraisal discounts (%)	10-15%
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
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,856	$277,856	$—	$—
Securities available for sale	198,076	—	198,076	—
Other equity securities	3,733	3,733	—	—
Loans held for sale	415	—	415	—
Trading assets	6,132	—	6,132	—
Loans, net	2,171,150	—	2,155,738	2,191
Bank owned life insurance	39,159	—	39,159	—
Annuities	16,843	—	16,843	—
Accrued interest receivable	10,114	—	10,114	—
Restricted equity securities	4,418	—	—	4,418

Financial liabilities:
Deposits	$2,420,546	$—	$2,421,471	$—
Trading liabilities	6,160	—	6,160	—
FHLB advances	22,000	—	22,109	—
Other borrowings	7,976	—	7,976	—
Subordinated notes	91,107	—	91,107	—
Accrued interest payable	2,214	—	2,214	—

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
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. We provide banking services from fifteen offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full-service community banking institution that offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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

Overview of Third Quarter 2024 Results
Net income was $7.4 million for the quarter ended September 30, 2024, compared to $8.2 million for the quarter ended June 30, 2024 and $6.6 million for the quarter ended September 30, 2023. Significant measures in the third quarter of 2024 included:

•Annualized return on average assets (“ROAA”) was 1.05% for the three months ended September 30, 2024, compared to 1.29% for the three months ended June 30, 2024 and 1.15% for the three months ended September 30, 2023.

•Annualized return on average equity (“ROAE”) was 11.89% for the three months ended September 30, 2024, compared to 14.55% for the three months ended June 30, 2024 and 12.96% for the three months ended September 30, 2023.

•Basic earnings per common share was $0.76 for the three months ended September 30, 2024, compared to $0.91 for the three months ended June 30, 2024 and $0.75 for the three months ended September 30, 2023.

•Net interest margin of 3.65% for the third quarter of 2024, compared to 3.56% for the second quarter of 2024 and 3.78% for the third quarter of 2023.

•Net interest income was $24.2 million for the three months ended September 30, 2024, an increase of $2.7 million, or 12.4%, from $21.6 million for the three months ended June 30, 2024 and an increase of $3.5 million, or 17.0%, from $20.7 million for the three months ended September 30, 2023.

•Loans, net of unearned income, were $2.2 billion as of September 30, 2024, a $183.8 million, or 9.1%, increase compared to June 30, 2024, or a linked-quarter annualized growth rate of 36.3%.

•Deposits were $2.4 billion as of September 30, 2024, a $244.9 million, or 11.3% increase compared to June 30, 2024, or a linked-quarter annualized growth rate of 44.8%.

•Deposits, excluding brokered deposits, were $2.2 billion as of September 30, 2024, a $339.0 million, or 18.0% increase compared to June 30, 2024, or a linked-quarter annualized growth rate of 71.5%.
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

Results of Operations for the Three Months Ended September 30, 2024 and 2023
We had net income of $7.4 million for the three months ended September 30, 2024, compared to net income of $6.6 million for the three months ended September 30, 2023, an increase of $724,000, or 10.9%. The increased net income was primarily the result of a significant increases in noninterest income and net interest income, which was considerably offset by substantial increases in noninterest expense and credit loss provision, coupled with a less substantial increase in income taxes. The acquisition of Century Bank had a considerable impact to net income.
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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$2,134,318	$38,690	7.21%	$1,740,582	$30,084	6.86%
Taxable securities	177,164	2,205	4.95%	156,364	1,796	4.56%
Nontaxable securities	46,586	243	2.08%	45,466	227	1.98%
Other interest-earnings assets	287,320	3,930	5.44%	232,691	3,097	5.28%
Total interest-earning assets	$2,645,388	$45,068	6.78%	$2,175,103	$35,204	6.42%
Allowance for credit losses	(27,253)			(21,606)
Noninterest-earning assets	159,080			128,720
Total Assets	$2,777,215			$2,282,217

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	95,040	30	0.13%	88,668	20	0.09%
Savings and money market accounts	1,042,661	10,264	3.92%	867,066	7,767	3.55%
Time deposits	737,160	8,696	4.69%	516,290	4,945	3.80%
FHLB advances	36,130	455	5.01%	43,261	514	4.72%
Other borrowings	97,905	1,377	5.59%	86,621	1,227	5.62%
Total interest-bearing liabilities	$2,008,896	$20,822	4.12%	$1,601,906	$14,473	3.58%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$490,450			$448,616
Other liabilities	31,788			28,740
Total noninterest-bearing liabilities	$522,238			$477,356
Stockholders’ Equity	246,081			202,955
Total Liabilities and Stockholders’ Equity	$2,777,215			$2,282,217

Net interest income		$24,246			$20,731
Net interest spread(2)			2.66%			2.84%
Net interest margin(3)			3.65%			3.78%
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

	Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$6,988	$1,618	$8,606
Taxable securities	256	153	409
Nontaxable securities	5	11	16
Other interest-earning assets	740	93	833
Total increase in interest income	$7,989	$1,875	$9,864

Interest-bearing liabilities:
Interest-bearing transaction accounts	2	8	10
Savings and money market accounts	1,714	783	2,497
Time deposits	2,596	1,155	3,751
FHLB advances	(92)	33	(59)
Other borrowings	155	(5)	150
Total increase in interest expense	$4,375	$1,974	$6,349
Increase in net interest income	$3,614	$(99)	$3,515
Net interest income for the three months ended September 30, 2024 was $24.2 million compared to $20.7 million for the three months ended September 30, 2023, an increase of $3.5 million, or 17.0%. The increase in net interest income was comprised of a $9.9 million, or 28.0%, increase in interest income, partially offset by a $6.3 million, or 43.9%, increase in interest expense. The increase in interest income was primarily a result of a $393.7 million, or 22.6%, increase in average loans outstanding from September 30, 2023 to September 30, 2024, coupled with a 0.35% increase in average loan yield as higher rate loans were recorded from September 30, 2023 to September 30, 2024. The increase in average loans outstanding was due to growth, partially as a result of the Century Bank acquisition. The $6.3 million increase in interest expense for the three months ended September 30, 2024 was substantially due to a 0.54% increase in the cost paid on interest-bearing liabilities, coupled with an increase of $407.0 million, or 25.4%, in average interest-bearing liabilities from September 30, 2023 to September 30, 2024. The increase in average interest-bearing deposits was due to growth, partially as a result of the Century Bank acquisition. Competitive rate pressures continue to negatively impact the cost of interest-bearing deposits, though the acquisition of Century Bank resulted in slightly lower costs for the three months ended September 30, 2024. For the three months ended September 30, 2024, net interest margin and net interest spread were 3.65% and 2.66%, respectively, compared to 3.78% and 2.84%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the three months ended September 30, 2024 was $2.6 million compared to $773,000 for the three months ended September 30, 2023. The provision for the three months ended September 30, 2024 included an immediate $1.7 million provision as a result of the acquisition of Century Bank as well as additional provisions based on growth, whereas provision for the three months ended September 30, 2023 was based primarily on growth. In the three months ended September 30, 2024, there were net charge offs of $350,000. In the three months ended September 30, 2023, there were net recoveries of $23,000.
The allowance for credit losses as a percentage of gross loans was 1.27% and 1.25% at September 30, 2024 and 2023, respectively.

Noninterest Income
Noninterest income for the three months ended September 30, 2024 was $1.8 million compared to $(2.9) million for the three months ended September 30, 2023, an increase of $4.7 million, or 160.7%. The three months ended September 30, 2023 included a $5.1 million payment to the Internal Revenue Service (“IRS”) for the return of Employee Retention Credit and related revenue (“ERC”), which was received during the second quarter of 2023. The IRS revised eligibility guidelines during the third quarter of 2023, and the Company applied for the ERC Voluntary Disclosure Program (“ERC-VDP”) and removed this from income and recorded a payable. The acquisition of Century Bank resulted in additional noninterest income during the three months ended September 30, 2024. The increase was partially offset by a decline in swap fees during the third quarter of 2024, substantially as a result of the Company not participating in any swap transactions during the period.
The following table sets forth the major components of our noninterest income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$532	$442	$90
Swap (expenses) fees	(9)	453	(462)
SBA/USDA fees	179	74	105
Bank card services and interchange fees	529	389	140
Mortgage banking activities	112	158	(46)
Net gain (loss) on securities	75	(12)	87
ERC	—	(5,100)	5,100
Other operating income(1)	339	702	(363)
Total noninterest income	$1,757	$(2,894)	$4,651
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $90,000, or 20.4%, to $532,000 for the three months ended September 30, 2024 from $442,000 for the three months ended September 30, 2023. This increase was primarily due to additional overall income as the result of the acquisition of Century Bank.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $462,000, or 102.0%, to a net expense of $9,000 for the three months ended September 30, 2024 from $453,000 for the three months ended September 30, 2023. The Bank did not participate in interest rate swaps during the three months ended September 30, 2024 and realized a small net fair value adjustment as expense.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $105,000, or 141.9%, to $179,000 for the three months ended September 30, 2024, from $74,000 for the three months ended September 30, 2023. The increase was due to a gain on the sale of loans during the three months ended September 30, 2024, which was slightly offset by a reduction in servicing income during the three same period.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $140,000, or 36.0%, to $529,000 for the three months ended September 30, 2024, from $389,000 for the three months ended September 30, 2023. The increase was primarily due to more transactional volume, partially as a result of the acquisition of Century Bank, which generated an increase in fees during the three months ended September 30, 2024.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $46,000, or 29.1%, to $112,000 for the three months ended September 30, 2024 from $158,000 for the three months ended September 30, 2023.

This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates. The acquisition of Century Bank resulted in a slight increase in income from mortgage banking activities.
Net gain on securities was $75,000 for the three months ended September 30, 2024 as a result of market adjustments on equity securities. Net loss on securities was $12,000 for the three months ended September 30, 2023 as a result of market adjustments on equity securities.
The three months ended September 30, 2023 included a $5.1 million payment to the IRS for the return of ERC, which was received during the second quarter of 2023. The IRS revised eligibility guidelines during the third quarter of 2023, and the Company applied for the ERC-VDP and removed this from income and recorded a payable.
Other operating income decreased $363,000, or 51.7%, to $339,000 for the three months ended September 30, 2024 from $702,000 for the three months ended September 30, 2023. The three months ended September 30, 2023 included a nonrecurring fee and dividend income realized on equity securities. The acquisition of Century Bank resulted in additional other operating income.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2024 was $13.7 million compared to $8.6 million for the three months ended September 30, 2023, an increase of $5.1 million, or 59.7%, which was primarily attributable to merger-related expenses of $1.5 million as a result of the acquisition of Century Bank and an increase in salaries and employee benefits as result of the acquisition. The three months ended September 30, 2023 included a $1.2 million refund of professional fees related to the aforementioned return of ERC.
The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,876	$5,752	$1,124
Equipment and occupancy expenses	814	718	96
Professional services	826	581	245
Professional fees related to ERC	—	(1,243)	1,243
Data processing fees	781	650	131
Other real estate expense (income)	87	(23)	110
Merger-related expenses	1,511	—	1,511
Other operating expenses(1)	2,792	2,134	658
Total noninterest expense	$13,687	$8,569	$5,118
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for credit losses on unfunded commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $1.1 million, or 19.5%, from $5.8 million for the quarter ended September 30, 2023 to $6.9 million for the quarter ended September 30, 2024. The increase was primarily the result of additional overall salaries and employee benefits as result of the acquisition of Century Bank.

Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended September 30, 2024 was $814,000 compared to $718,000 for the three months ended September 30, 2023, an increase of $96,000, or 13.4%. The increase was primarily due to additional equipment and occupancy expenses as a result of the acquisition of Century Bank.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $245,000, or 42.2%, to $826,000 for the three months ended September 30, 2024 compared to $581,000 for the three months ended September 30, 2023. This increase was primarily the result of accelerated expense on brokered deposit calls that took place during September 2024, as well as an increase in legal fees as a result of increased expenses associated with a problem loan. These increases were partially offset by decreases in third-party expenses on interest rate swaps and servicing expenses on SBA/USDA loans.
The three months ended September 30, 2023 included a $1.2 million refund of professional fees related to the aforementioned return of ERC.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $131,000, or 20.2%, to $781,000 for the three months ended September 30, 2024 compared to $650,000 for the three months ended September 30, 2023. The increase was primarily the result of additional software and general increases, partially as a result of the acquisition of Century Bank.
Other real estate expense (income) increased $110,000, or 478.3%, to a net expense of $87,000 for the three months ended September 30, 2024, from a net income of $23,000 for the three months ended September 30, 2023. The increase was primarily due to minor OREO expense during the three months ended September 30, 2024. The three months ended September 30, 2023 included rental income related to a property sold in December 2023, which offset the expense during the three months ended September 30, 2024.
Other operating expenses increased $658,000, or 30.8%, to $2.8 million for the three months ended September 30, 2024, compared to $2.1 million for the three months ended September 30, 2023. The increase was substantially due to an increase in core deposit intangible amortization and other components within other operating expenses as a result of the acquisition of Century Bank.
Results of Operations for the Nine months ended September 30, 2024 and 2023
We had net income of $23.7 million for the nine months ended September 30, 2024, compared to net income of $23.1 million for the nine months ended September 30, 2023, an increase of $614,000, or 2.7%. The increased net income was the result of a substantial increase in net interest income, which was significantly offset by significant increases in noninterest expense and provision for credit losses, coupled with a considerable decrease in noninterest income.
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

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$2,013,157	$107,739	7.15%	$1,676,134	$83,049	6.62%
Taxable securities	168,661	6,225	4.93%	149,058	4,819	4.32%
Nontaxable securities	45,833	704	2.05%	47,947	747	2.08%
Other interest-earnings assets	247,035	10,143	5.48%	199,379	7,473	5.01%
Total interest-earning assets	$2,474,686	$124,811	6.74%	$2,072,518	$96,088	6.20%
Allowance for credit losses	(25,638)			(20,750)
Noninterest-earning assets	144,127			129,083
Total Assets	$2,593,175			$2,180,851

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	88,980	78	0.12%	91,602	59	0.09%
Savings and money market accounts	958,625	28,296	3.94%	839,827	19,679	3.13%
Time deposits	698,815	24,033	4.59%	464,100	11,760	3.39%
FHLB advances	45,840	1,706	4.97%	35,703	1,202	4.50%
Other borrowings	96,130	4,034	5.60%	86,453	3,679	5.69%
Total interest-bearing liabilities	$1,888,390	$58,147	4.11%	$1,517,685	$36,379	3.20%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$442,667			$442,149
Other liabilities	31,319			26,587
Total noninterest-bearing liabilities	$473,986			$468,736
Stockholders’ Equity	230,799			194,430
Total Liabilities and Stockholders’ Equity	$2,593,175			$2,180,851

Net interest income		$66,664			$59,709
Net interest spread(2)			2.63%			3.00%
Net interest margin(3)			3.60%			3.85%
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

	Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$17,891	$6,799	$24,690
Taxable securities	726	680	1,406
Nontaxable securities	(32)	(11)	(43)
Other interest-earning assets	1,962	708	2,670
Total increase in interest income	$20,547	$8,176	$28,723

Interest-bearing liabilities:
Interest-bearing transaction accounts	(2)	21	19
Savings and money market accounts	3,514	5,103	8,617
Time deposits	8,079	4,194	12,273
FHLB advances	378	126	504
Other borrowings	410	(55)	355
Total increase in interest expense	$12,379	$9,389	$21,768
Increase in net interest income	$8,168	$(1,213)	$6,955
Net interest income for the nine months ended September 30, 2024 was $66.7 million compared to $59.7 million for the nine months ended September 30, 2023, an increase of $7.0 million, or 11.6%. The increase in net interest income was comprised of a $28.7 million, or 29.9%, increase in interest income, partially offset by a $21.8 million or 59.8%, increase in interest expense. The increase in interest income was substantially the result of a $337.0 million, or 20.1%, increase in average loans outstanding from September 30, 2023 to September 30, 2024, coupled with a 0.53% increase in average loan yield as higher rate loans were recorded from September 30, 2023 to September 30, 2024. The increase in average loans outstanding was due to growth, partially as a result of the Century Bank acquisition. The $21.8 million increase in interest expense for the nine months ended September 30, 2024 was primarily due to an increase of $370.7 million, or 24.4%, in average interest-bearing liabilities from September 30, 2023 to September 30, 2024, coupled with a 0.91% increase in the cost paid on interest-bearing liabilities for the nine months ended September 30, 2024. The increase in average interest-bearing deposits was due to growth, partially as a result of the Century Bank acquisition. For the nine months ended September 30, 2024, net interest margin and net interest spread were 3.60% and 2.63%, respectively, compared to 3.85% and 3.00%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the nine months ended September 30, 2024 was $4.9 million compared to $3.5 million for the nine months ended September 30, 2023. The provision for the nine months ended September 30, 2024 included an immediate $1.7 million provision as a result of the acquisition of Century Bank as well as additional provisions based on loan growth, qualitative factors and individually analyzed loans, whereas provision for the nine months ended September 30, 2023 was based primarily on growth as well as economic factors. In the nine months ended September 30, 2024, there were net charge offs of $1.2 million. In the nine months ended September 30, 2023, there were net charge offs of $201,000.
The allowance for credit losses as a percentage of gross loans was 1.27% and 1.25% at September 30, 2024 and 2023, respectively.
Noninterest Income
Noninterest income for the nine months ended September 30, 2024 was $4.4 million compared to $5.8 million for the nine months ended September 30, 2023, a decrease of $1.4 million, or 23.7%, which primarily resulted from a decline in swap fees during the nine months ended September 30, 2024, substantially due to the Company not participating in any swap transactions during the period, along with a decrease in other operating income. The Company also realized less gains on securities during the nine months ended September 30, 2024.

The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$1,458	$1,348	$110
Swap fees	10	622	(612)
SBA/USDA fees	302	274	28
Bank card services and interchange fees	1,358	1,160	198
Mortgage banking activities	300	446	(146)
Net gain on securities	83	457	(374)
Other operating income(1)	882	1,448	(566)
Total noninterest income	$4,393	$5,755	$(1,362)
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $110,000, or 8.2%, to $1.5 million for the nine months ended September 30, 2024 from $1.3 million for the nine months ended September 30, 2023. The increase was primarily due to additional overall income as a result of the acquisition of Century Bank.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $612,000, or 98.4%, to $10,000 for the nine months ended September 30, 2024 from $622,000 for the nine months ended September 30, 2023. The Bank did not participate in interest rate swaps during the nine months ended September 30, 2024, but did realize a net fair value adjustment as income.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $28,000, or 10.2%, to $302,000 for the nine months ended September 30, 2024, from $274,000 for the nine months ended September 30, 2023. The increase was primarily due to additional gains on the sales of loans during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2024, which was partially offset by a reduction in servicing income during the nine months ended September 30, 2024.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $198,000, or 17.1%, to $1.4 million for the nine months ended September 30, 2024, from $1.2 million for the nine months ended September 30, 2023. The increase was primarily due to more transactional volume, partially as a result of the acquisition of Century Bank, that generated an increase in fees during the nine months ended September 30, 2024.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $146,000, or 32.7%, to $300,000 for the nine months ended September 30, 2024 from $446,000 for the nine months ended September 30, 2023. This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates. The acquisition of Century Bank resulted in a slight increase in income from mortgage banking activities.
Net gain on securities was $83,000 for the nine months ended September 30, 2024, as a result of market adjustments on equity securities. Net gain on securities was $457,000 for the nine months ended September 30, 2023, substantially as a result of market adjustments on equity securities.

Other operating income decreased $566,000, or 39.1%, to $882,000 for the nine months ended September 30, 2024 from $1.4 million for the nine months ended September 30, 2023. The decrease was primarily the result of a reduction in nonrecurring income from third-parties during the nine months ended September 30, 2024. These decreases were partially offset by an increase in BOLI income, resulting from the purchase of additional BOLI insurance and from the acquisition of Century Bank.
Noninterest Expense
Noninterest expense for the nine months ended September 30, 2024 was $35.5 million compared to $32.2 million for the nine months ended September 30, 2023, an increase of $3.3 million, or 10.3%, which primarily resulted from an increase in other operating expenses and merger-related expenses, which were partially offset by a decrease in salaries and employee benefits during the nine months ended September 30, 2024.
The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$19,219	$19,926	$(707)
Equipment and occupancy expenses	2,170	2,095	75
Professional services	1,919	1,606	313
Data processing fees	2,110	1,889	221
Other real estate expense (income)	93	(107)	200
Merger-related expenses	1,511	—	1,511
Other operating expenses(1)	8,451	6,750	1,701
Total noninterest expense	$35,473	$32,159	$3,314
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses and provision for credit losses on unfunded commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits decreased $707,000 million, or 3.5%, from $19.9 million for the nine months ended September 30, 2023 to $19.2 million for the nine months ended September 30, 2024. The decrease was substantially the result of one-time retirement-related expenses of $1.6 million paid to our former CEO in May 2023 and reductions in expenses associated with restricted stock units and incentives resulting from retirements. These decreases were partially offset by an overall increase in salaries and employee benefits, notably related to our supplemental executive retirement plan (“SERP”), as a result of additional participation, primarily due to the acquisition of Century Bank.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the nine months ended September 30, 2024 was $2.2 million compared to $2.1 million for the nine months ended September 30, 2023, an increase of $75,000, or 3.6%. The increase was primarily due to additional equipment and occupancy expenses as a result of the acquisition of Century Bank, along with additional leasing expense during the nine months ended September 30, 2024.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $313,000, or 19.5%, to $1.9 million for the nine months ended September 30, 2024 compared to $1.6 million for the nine months ended September 30, 2023. The increase was primarily the result of an increase in placement fees associated with utilizing additional brokered deposits during 2024 and acceleration of expenses on brokered deposit calls that took place during September 2024. These increases were partially offset by a decrease in third-party expenses incurred on interest rate swaps.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $221,000, or 11.7%, to $2.1 million for the nine months ended September 30, 2024 compared $1.9 million for the nine months ended September 30, 2023. The increase was primarily the result of additional software and general increases, partially as a result of the acquisition of Century Bank.
Other real estate expense (income) increased $200,000, or 186.9%, to a net expense of $93,000 for the nine months ended September 30, 2024, from a net income of $107,000 for the nine months ended September 30, 2023. The nine months ended September 30, 2023 included rental income related to a property sold in December 2023, while the nine months ended September 30, 2024 reflected an increase in OREO expenses compared to the nine months ended September 30, 2023.
Other operating expenses increased $1.7 million, or 25.2%, to $8.5 million for the nine months ended September 30, 2024, compared to $6.8 million for the nine months ended September 30, 2023. The increase was substantially due to a $1.2 million wire fraud loss incurred during the nine months ended September 30, 2024 that was not a systematic issue, only a procedural incident, along with an increase in FDIC insurance and regulatory assessments during the nine months ended September 30, 2024. The acquisition of Century Bank resulted in additional overall other operating expenses, most of which was core deposit intangible amortization.
Financial Condition
Total assets grew $394.8 million, or 16.1%, to $2.8 billion at September 30, 2024 from $2.4 billion at December 31, 2023.
Loans, net of unearned income, increased $314.7 million, or 16.7%, to $2.2 billion at September 30, 2024 from $1.9 billion at December 31, 2023. Loans, net of unearned income, grew at an annualized rate of 22.3% for the nine months ended September 30, 2024.
Securities portfolio increased $19.1 million, or 9.6%, to $217.7 million at September 30, 2024, compared to $198.6 million at December 31, 2023.
Cash and cash equivalents grew $27.2 million, or 10.9%, to $277.9 million at September 30, 2024, from $250.7 million at December 31, 2023.
Deposits grew $402.4 million, or 19.9%, to $2.4 billion at September 30, 2024 compared to $2.0 billion at December 31, 2023. The majority of the growth was due to an increase of $294.0 million in interest-bearing deposits, coupled with a $108.3 million increase in noninterest-bearing deposits. Included in the increase was $36.7 million in brokered deposits. Total deposits, excluding brokered deposits, grew at an annualized rate of 32.8% for the nine months ended September 30, 2024.
Total stockholders’ equity increased $56.4 million, or 26.2%, to $271.4 million at September 30, 2024, compared to $215.0 million at December 31, 2023. The increase was substantially due to the issuance of $31.5 million in common stock for the acquisition of Century Bank, along with earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.021% of total loans based on the latest thirteen-month average.

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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$245,275	11.1%	$242,960	12.9%
Residential	293,150	13.3%	224,603	11.9%
Commercial	1,344,554	61.0%	1,144,867	60.5%
Commercial and industrial	310,540	14.1%	269,961	14.3%
Consumer and other	12,228	0.5%	8,286	0.4%
Gross Loans	2,205,747	100.0%	1,890,677	100.0%
Deferred loan fees	(6,536)		(6,169)
Allowance for credit losses	(28,061)		(24,378)
Loans, net	$2,171,150		$1,860,130

Gross loans increased $315.1 million, or 16.7%, to $2.2 billion as of September 30, 2024 as compared to $1.9 billion as of December 31, 2023. Portfolio segments and classes remained relatively consistent since December 31, 2023.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been approximately 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate and commercial lending activities with customers throughout our markets in Alabama and Georgia. About 85.4% of our gross loans were secured by real property as of September 30, 2024, compared to 85.3% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 61.0% of total gross loans as of September 30, 2024 and represented 60.5% of total gross loans as of December 31, 2023. C&D loans were 11.1% of total gross loans as of September 30, 2024, and represented 12.9% of total gross loans as of December 31, 2023. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 295.7% as of September 30, 2024 and 296.8% as of December 31, 2023. C&D loans represented 71.3% of total risk-based Bank capital as of September 30, 2024 as compared to 80.9% as of December 31, 2023. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of September 30, 2024 and December 31, 2023 were each below the 300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $2.3 million, or 1.0%, to $245.3 million as of September 30, 2024 from $243.0 million as of December 31, 2023. The majority of this increase was primarily due loans acquired from the acquisition of Century Bank.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 54.1% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $26.3 million, or 8.9% of our residential portfolio as of September 30, 2024. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 36.5% of the portfolio. Other residential loans make up the remaining 0.5% of the portfolio.
Residential multi-family loans increased $68.5 million, or 30.5%, to $293.2 million as of September 30, 2024 from $224.6 million as of December 31, 2023. The majority of this increase was due to loans acquired from the acquisition of Century Bank, and to a lesser extent, loan growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $199.7 million, or 17.4%, to $1.3 billion as of September 30, 2024 from $1.1 billion as of December 31, 2023. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Atlanta/Columbus, Georgia markets. As of September 30, 2024, the Company’s commercial real estate portfolio was comprised of $663.9 million in non-owner occupied commercial real estate loans and $109.9 million in commercial construction loans.
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
Commercial and industrial loans increased $40.6 million, or 15.0% to $310.5 million as of September 30, 2024 from $270.0 million as of December 31, 2023. The majority of this increase was due to loan growth primarily in the Company’s Georgia and Opelika, Alabama markets, coupled with loans acquired from the acquisition of Century Bank.
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
Consumer and other loans (non-real estate loans) increased $3.9 million or 47.6%, to $12.2 million as of September 30, 2024 from $8.3 million as of December 31, 2023.
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
At September 30, 2024 and December 31, 2023, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $164.2 million and $127.8 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At September 30, 2024 and December 31, 2023, we purchased loan participations totaling $133.2 million and $121.8 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1.4 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively.
The allowance for credit losses was $28.1 million at September 30, 2024 compared to $24.4 million at December 31, 2023, an increase of $3.7 million, or 15.1%. Additional provisions were recorded based on overall growth in loans and increases for qualitative economic factors and individually analyzed loans.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024	September 30, 2023
	(dollars in thousands)

Average loans, net of unearned income	$2,134,318		$1,740,582		$2,013,157	$1,676,134
Loans, net of unearned income	2,199,211		1,774,148		2,199,211	1,774,148
Allowance for credit losses at beginning of the period	25,828		21,385		24,378	20,156
Impact of adoption of ASC 326	—		—		—	(1,285)
Charge offs:
Construction and development	—		3		—	3
Residential	—		—		11	—
Commercial	119		—		157	—
Commercial and industrial	384		—		1,210	262
Consumer and other	—		—		25	6
Total charge offs	503		3		1,403	271
Recoveries:
Construction and development	—		—		—	—
Residential	13		10		27	38
Commercial	—		—		—	—
Commercial and industrial	139		—		171	14
Consumer and other	1		16		3	18
Total recoveries	153		26		201	70
Net charge offs (recoveries)	$350		$(23)		$1,202	$201

Provision for credit losses	$2,583		$773		$4,885	$3,511
Balance at end of period	$28,061		$22,181		$28,061	$22,181

Allowance for credit losses on unfunded commitments at beginning of the period	$1,206		$1,495		$1,239	$—
Impact of adoption of ASC 326	—		—		—	1,285
Day 2 impact from acquisition	199	—	—	—	199	—
Provision (credit) for credit losses on unfunded commitments	—		29		(33)	239
Balance at the end of the period	$1,405		$1,524		$1,405	$1,524

Ratio of allowance to end of period loans	1.28%		1.25%		1.28%	1.25%
Ratio of net charge offs (recoveries) to average loans	0.07%		(0.01)%		0.08%	0.02%
Net charge offs for the three months ended September 30, 2024 totaled $350,000, an increase of $373,000 compared to net recoveries of $23,000 for the three months ended September 30, 2023. Net charge offs for the nine months ended September 30, 2024 totaled $1.2 million, an increase of $1.0 million compared to net charge offs of $201,000 for the nine months ended September 30, 2023.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	September 30, 2024		September 30, 2023
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,774	11.1%	$5,601	12.9%
Residential	4,116	13.3%	3,030	12.6%
Commercial	13,850	61.0%	8,856	59.0%
Commercial and industrial	4,220	14.1%	4,609	15.0%
Consumer and other	101	0.5%	85	0.5%
Total	$28,061	100.0%	$22,181	100.0%
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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $33,000 at September 30, 2024 consisting of one property, located in Wedowee, Alabama.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased $6.7 million from December 31, 2023 to September 30, 2024. The net increase was primarily attributable to one significant commercial and industrial loan, one less significant commercial and industrial loan and one significant commercial real estate loan being placed on nonaccrual status.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	September 30,		December 31,
	2024	2023	2023
	(dollars in thousands)

Nonaccrual loans	$7,803	$1,082	$1,017
Past due loans 90 days or more and still accruing interest	65	—	160
Total nonperforming loans	7,868	1,082	1,177
OREO	33	2,903	33
Total nonperforming assets	$7,901	$3,985	$1,210

Allowance for credit losses	$28,061	$22,181	$24,378
Gross loans outstanding at the end of period	$2,205,747	$1,779,846	$1,890,677
Allowance for credit losses to gross loans	1.27%	1.25%	1.29%
Allowance for credit losses to nonperforming loans	356.65%	2050.00%	2071.20%
Nonperforming loans to gross loans	0.36%	0.06%	0.06%
Nonperforming assets to gross loans and OREO	0.36%	0.22%	0.06%

Nonaccrual loans by category:
Real Estate:
Construction and development	$—	$—	$—
Residential	522	289	252
Commercial	2,155	785	765
Commercial and industrial	5,126	8	—
Consumer and other	—	—	—
Total	$7,803	$1,082	$1,017

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

The following table summarizes the fair value of the securities portfolio as of September 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
September 30, 2024
Securities Available for Sale
U.S. Treasury securities	$9,688	$—	$(709)	$8,979
U.S. Government Sponsored Enterprises (GSEs)	2,154	5	(176)	1,983
State and municipal securities	46,407	56	(3,800)	42,663
Corporate debt securities	14,999	—	(1,026)	13,973
Asset based securities	15,420	135	(310)	15,245
Mortgage-backed GSE residential/multifamily and non-GSE	117,334	781	(2,882)	115,233
Total securities available for sale	$206,002	$977	$(8,903)	$198,076

Securities Held to Maturity
State and municipal securities	19,616	—	(2,714)	16,902
Total securities held to maturity	$19,616	$—	$(2,714)	$16,902
Total securities	$225,618	$977	$(11,617)	$214,978

December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2024, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2024 and December 31, 2023. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
September 30, 2024
Securities Available for Sale
U.S. Treasury securities	$1,999	1.33%	$6,233	1.34%	$1,456	1.61%	$—	—%	$9,688	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,154	4.86	—	—	2,154	4.86
State and municipal securities	428	1.64	1,528	2.50	4,734	2.28	39,717	2.08	46,407	2.11
Corporate debt securities	—	—	3,509	5.29	11,490	5.02	—	—	14,999	5.08
Asset based securities	—	—	1,269	2.20	2,023	2.26	12,128	6.63	15,420	5.69
Mortgage-backed GSE residential/multifamily and non-GSE	12,759	7.62	20,045	6.50	8,988	5.35	75,542	4.97	117,334	5.55
Total securities available for sale	$15,186	6.62%	$32,584	5.03%	$30,845	4.34%	$127,387	4.23%	$206,002	4.55%

Securities Held to Maturity
State and municipal securities	—	—	—	—	12,793	2.41	6,823	2.31	19,616	2.37
Total securities held to maturity	$—	—%	$—	—%	$12,793	2.41%	$6,823	2.31%	$19,616	2.37%
Total securities	$15,186	6.62%	$32,584	5.03%	$43,638	3.75%	$134,210	4.13%	$225,618	4.36%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,197	1.31%	$3,524	1.48%	$—	—%	$9,721	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,699	6.34	747	1.54	2,446	4.88
State and municipal securities	482	1.90	1,595	1.85	3,833	2.12	39,310	1.99	45,220	2.00
Corporate debt securities	—	—	3,015	4.85	9,502	4.94	—	—	12,517	4.92
Asset based securities	—	—	864	2.20	3,979	3.41	14,269	6.64	19,112	5.76
Mortgage-backed GSE residential/multifamily and non-GSE	9,847	7.63	29,493	6.29	6,943	4.34	55,023	4.83	101,306	5.50
Total securities available for sale	$10,329	7.36%	$41,164	5.17%	$29,480	3.89%	$109,349	4.03%	$190,322	4.43%

Securities Held to Maturity
State and municipal securities	—	—	—	—	7,743	2.39	11,889	2.37	19,632	2.37
Total securities held to maturity	$—	—%	$—	—%	$7,743	2.39%	$11,889	2.37%	$19,632	2.37%
Total securities	$10,329	7.36%	$41,164	5.17%	$37,223	3.58%	$121,238	3.86%	$209,954	4.24%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At September 30, 2024, BOLI totaled $39.2 million compared to $29.9 million at December 31, 2023. The increase represents additional insurance of $8.6 million, of which $5.9 million is a result of the acquisition of Century Bank, and an increase in the cash surrender value.
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
Total deposits at September 30, 2024 were $2.4 billion, representing an increase of $402.4 million, or 19.9%, compared to $2.0 billion at December 31, 2023. As of September 30, 2024, 22.5% of total deposits were comprised of noninterest-bearing demand accounts, 48.7% of interest-bearing non-maturity accounts and 28.8% of time deposits. Brokered deposits represented 8.0% of total deposits.
The following table summarizes our deposit balances as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$546,282	22.5%	$437,959	21.7%
Interest-bearing transaction	1,124,706	46.5%	946,347	46.9%
Savings	53,565	2.2%	35,412	1.7%
Time deposits, $250,000 and under	558,600	23.1%	500,406	24.8%
Time deposits, over $250,000	137,393	5.7%	98,065	4.9%
Total deposits	$2,420,546	100.0%	$2,018,189	100.0%
The following tables set forth the maturity of time deposits as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$79,076	$189,002	$29,933	$12,410	$310,421
Time deposits, $100,000 through $250,000	66,909	174,826	5,702	742	248,179
Time deposits, over $250,000	30,148	104,743	1,418	1,084	137,393
Total time deposits	$176,133	$468,571	$37,053	$14,236	$695,993

	December 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$47,117	$155,751	$76,776	$18,751	$298,395
Time deposits, $100,000 through $250,000	76,980	112,809	11,560	662	202,011
Time deposits, over $250,000	42,646	53,105	2,013	301	98,065
Total time deposits	$166,743	$321,665	$90,349	$19,714	$598,471
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of September 30, 2024 and 2023:

	September 30,
	2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$442,667	—%	$442,149	—%
Interest-bearing transaction	88,980	0.12%	91,602	0.09%
Money markets	920,515	4.09%	795,662	3.30%
Savings	38,110	0.28%	44,165	0.20%
Time deposits	698,815	4.59%	464,100	3.39%
Total deposits	$2,189,087	3.20%	$1,837,678	2.29%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $735.7 million and $615.7 million as of September 30, 2024 and December 31, 2023, respectively.
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At September 30, 2024 and December 31, 2023, we had borrowing capacity from the FHLB of $120.4 million and $162.7 million, respectively. We had $22.0 million in FHLB borrowings as of September 30, 2024 and $70.0 million as of December 31, 2023. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)

Amount outstanding at end of period	$22,000	$70,000
Weighted average interest rate at end of period	5.34%	5.02%
Maximum month-end balance	$55,000	$70,000
Average balance outstanding during the period	$45,839	$39,830
Weighted average interest rate during the period	4.97%	4.64%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $114.2 million and $99.2 million as of September 30, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of September 30, 2024 and December 31, 2023, respectively. There was $114.2 million and $89.2 million available as of September 30, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity needs. The Bank had borrowing capacity of $286.0 million and $295.7 million as a source of funding as of September 30, 2024 and December 31, 2023, respectively, of which $0 and $10.0 million was outstanding as of September 30, 2024 and December 31, 2023, respectively. There was $286.0 million and $285.7 million available as of September 30, 2024 and December 31, 2023, respectively.
Federal Reserve Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Bank has no more borrowing capacity or availability to borrow, but had $8.0 million outstanding as of September 30, 2024. The Bank had borrowing capacity of $11.3 million as a source of funding as of December 31, 2023, of which $7.0 million was outstanding as of December 31, 2023. There was $4.3 million available as of December 31, 2023.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in August 2024 and matures in August 2026. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of September 30, 2024 and December 31, 2023 was $0.
Subordinated Debt Securities
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500,000 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47.5 million at September 30, 2024.
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
On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4.7 million. The Century Notes will mature on December 22, 2031, and through December 22, 2026 will bear a fixed rate of interest of 3.50% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest will reset quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears.
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
During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of a few high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured deposits. Our percentage of deposits that were uninsured as of September 30, 2024, was 30.4%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses that allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of September 30, 2024, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2024

Tier 1 capital (to average assets)
Company	$236,918	8.64%	$109,657	4.00%	$—	—
Bank	$314,681	11.48%	$109,657	4.00%	$137,071	5.00%

CET 1 capital (to risk-weighted assets)
Company	$236,918	9.36%	$177,214	7.00%	$—	—
Bank	$314,681	12.43%	$177,214	7.00%	$164,555	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$236,918	9.36%	$215,188	8.50%	$—	—
Bank	$314,681	12.43%	$215,188	8.50%	$202,530	8.00%

Total capital (to risk-weighted assets)
Company	$358,884	14.18%	$265,820	10.50%	$—	—
Bank	$344,147	13.59%	$265,820	10.50%	$253,162	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%

Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at September 30, 2024.

	Payments Due as of September 30, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$644,704	$51,262	$27	$695,993
FHLB advances	22,000	—	—	22,000
Subordinated notes	—	(286)	91,393	91,107
Other borrowings	8,000	(24)	—	7,976
Total contractual obligations	$674,704	$50,952	$91,420	$817,076
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
The following table summarizes commitments we have made as of the dates presented.

	September 30, 2024	December 31, 2023
	(dollars in thousands)

Commitments to extend credit	$352,503	$501,935
Standby letters of credit	6,152	2,846
Total	$358,655	$504,781

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of September 30, 2024	As of September 30, 2023
Change in Interest Rates (Basis Points)
+400	5.20	4.30
+300	4.30	3.70
+200	3.10	2.70
+100	1.70	1.50
-100	(2.10)	(4.40)
-200	(4.80)	(7.50)
-300	(9.20)	(10.80)
-400	(15.00)	(14.40)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of September 30, 2024, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(Dollars in thousands)

January 1 - January 31, 2024	—	$—	—	$10,000
February 1 - February 29, 2024	—	—	—	10,000
March 1 - March 31, 2024	—	—	—	10,000
April 1 - April 30, 2024	—	—	—	10,000
May 1 - May 31, 2024	—	—	—	10,000
June 1 - June 30, 2024	—	—	—	10,000
July 1 - July 31, 2024	—	—	—	10,000
August 1 - August 31, 2024	—	—	—	10,000
September 1 - September 30, 2024	—	—	—	10,000
Total	—	$—	—	$10,000
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

10.1
Third Amendment to Loan Agreement, dated August 23, 2024, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Third Amended and Restated Revolving Credit Note

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

SOUTHERN STATES BANCSHARES, INC.

Date: November 14, 2024	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)