Form 10-K
period 2024-12-31
Southern States Bancshares, Inc.
filed 2025-03-14
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $226.4 million as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purposes of this computation, it has been assumed that executive officers and directors of the registrant serving at that time (and any trusts or entities that they own or control) are “affiliates”.
As of March 11, 2025, the registrant had 9,922,180 shares of common stock, $5 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 21, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

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
•natural disasters and adverse weather, acts of terrorism, tariffs, trade wars, an outbreak of hostilities (such as the conflict between Russia and Ukraine or Israel and Hamas) or other international or domestic calamities as well as national and international economic conditions and health issues and other matters beyond our control; and
•other factors that are discussed in the sections titled “Risk Factors” in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•Severe weather, natural disasters, pandemics, epidemics, tariffs, trade wars, acts of war or terrorism or other external events could have significant effects on our business.
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

On July 31, 2024, we completed our acquisition of Century Bank of Georgia (“Century Bank”). The acquisition expanded the Company's presence in the Georgia market, adding two offices in Rockmart and Cartersville, Georgia.

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

Our Markets

Our primary service areas in Alabama are Anniston, Auburn, Birmingham and Huntsville with a presence extending into Calhoun, Lee, Jefferson, Talladega, Madison and Randolph Counties of Alabama and their surrounding areas. In Georgia, we serve the Columbus metropolitan statistical area (“MSA”), as well as Bartow, Carroll, Coweta, Paulding and Polk Counties in the greater Atlanta MSA. The Bank also operates two loan production offices (“LPO”) in the Atlanta MSA.

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

Properties

We provide banking services from 15 offices in Alabama and the Atlanta and Columbus, Georgia MSAs. We also operate two LPOs in the Atlanta MSA. Our executive offices and those of the Bank are located at 615 Quintard Avenue, Anniston, Alabama. The Bank also owns an operations center located at 1131 Wilmer Avenue, Anniston, Alabama 36202. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs.

The Bank owns its main office building and thirteen of its banking centers. The remaining facilities are occupied under lease agreements, with terms ranging from one to five years, with extension options.

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

Competition involves efforts to retain current customers, obtain new loans and deposits, increase types of services offered, and offer competitive interest rates on deposits and loans. Many of our competitors are much larger financial institutions that have greater financial resources than we have and they compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad suite of financial solutions, our high-quality client service culture, our positive reputation and our longstanding community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain clients.

Human Capital Management

As of December 31, 2024, we had 209 total employees, of which 206 were classified as full time. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be excellent.

We are committed to fostering, cultivating, and preserving a talented workforce. We are working to cultivate our leaders and shape future talent to help us meet the needs of our customers now and in the future. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees invest in their work represents a significant part of not only our culture but our reputation and our achievement as well. We seek the best candidates to fill positions and also embrace our employee’s differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

Our commitment is to have broad representation at all levels within the bank including our board of directors, executive management, leadership, workforce, suppliers, and vendors. All employees of Southern States Bank have a responsibility to always treat others with dignity and respect. All employees are expected to exhibit conduct that reflects inclusion at work and within our communities.

We incorporate annual training along with other technical and professional development programs. Our emphasis on training allows employees to enhance and expand their abilities.

We offer competitive compensation to attract and retain talent. Our generous total rewards package includes market-competitive salary, bonuses, short-term and long-term equity incentives, healthcare and retirement benefits, and paid time off. Approximately 25% of our employees own our stock. Employees have regular performance reviews and salary raises commensurate with performance.

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

Enforcement Powers of Federal and State Banking Agencies

The federal and state bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose cease and desist orders, substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. The appropriate bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is critically undercapitalized.

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

In addition to these minimum regulatory capital ratios, the regulations establish a capital conservation buffer with respect to the first three ratios listed above. Specifically, banking organizations must hold common equity tier 1 capital in excess of their minimum risk-based capital ratios by at least 2.5% of risk-weighted assets in order to avoid limits on capital distributions (including dividend payments, discretionary payments on tier 1 instruments, and stock buybacks) and certain discretionary bonus payments to executive officers. Thus, when including the 2.5% capital conservation buffer, a bank holding company and a bank’s minimum ratio of common equity tier 1 capital to risk-weighted assets becomes 7%, its minimum ratio of tier 1 capital to total risk-weighted assets becomes 8.5%, and its minimum ratio of total capital to total risk-weighted assets becomes 10.5%.

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

The federal banking agencies finalized a rule in November 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would not be subject to other capital and leverage requirements and would be considered well capitalized as long as it continued to meet the requirements of the CBLR framework. We have not elected to use the CBLR framework and it is uncertain if Southern States will elect to utilize the CBLR framework in the future, as it believes it will continue to calculate the other capital measures, which provide comparable information to other publicly traded banking institutions.

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

Business activities may be influenced by an institution’s capital classification. For example, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” institution may accept such deposits only with prior regulatory approval. Such approval has historically been difficult to obtain. Also, banks that are less than “well-capitalized” are subject to restrictions on the interest rates that can be paid on deposits.

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2.0 billion and limits certain new data requirements to large banks with assets greater than $10.0 billion. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward. The new rules are complex and likely to increase our costs.

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

Guidance on Commercial Real Estate Concentrations

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal and state banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include construction and development loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property, but it excludes owner-occupied real estate. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•Total loans for construction, land development and other land represent 100 percent or more of an institution’s total capital; or
•Total loans for construction/land development/other land, loans secured by multifamily property, and non-owner occupied commercial real estate loans represent 300 percent or more of an institution’s total capital; and
•The bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

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

The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023. The FDIC can also impose special assessments in certain instances. On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment on banks with over $5.0 billion in total assets to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. While we are not subject to this special assessment, we may be required to pay higher FDIC insurance premiums in the future if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates.

Transactions with Affiliates

Southern States Bank is subject to sections 23A and 23B of the Federal Reserve Act, or the Affiliates Act, and the Federal Reserve’s implementing Regulation W. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Accordingly, transactions between Southern States and Southern States Bank will be subject to a number of restrictions. The Affiliates Act imposes restrictions and limitations on the Bank (including quantitative limits) from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Southern States or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Southern States or other affiliates. Such restrictions and limitations prevent Southern States or other affiliates from borrowing from the Bank unless the loans are secured by certain types of collateral of designated amounts. All such transactions, as well as contracts entered into between the Bank and affiliates, must be on terms that are no less favorable to the Bank than those that would be available from non-affiliated third parties. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

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

There has been an enhanced focus by certain bank regulatory agencies with respect to industry practices relating to overdraft fees, non-sufficient funds fees and credit card fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance, and focusing supervision and enforcement resources to achieve this goal. In August 2022, the FDIC issued guidance with respect to banking practices involving charging multiple non-sufficient funds fees on the representment of the same unpaid transaction on a deposit account. In addition, the CFPB issued guidance in October 2022 with respect to certain practices relating to overdraft fees.. On March 5, 2024, the CFPB issued a final rule that imposes restrictions on credit card late fees for large credit card issuers. This final rule is currently stayed pending litigation over the rule. In December 2024, the CFPB issued a final rule generally requiring financial institutions with over $10 billion in assets to either cap overdraft fees at $5.00 or otherwise follow Truth in Lending Act requirements when providing deposit account overdraft services.

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

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10.0 billion in assets. Banks with less than $10.0 billion in assets are examined for compliance with consumer laws by their primary bank regulator. In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. CFPB staff were instructed to suspend the effective dates of all rules that have been issued, but have not yet gone into effect. Further, the Acting Director announced that the CFPB would not be taking its next draw of unappropriated funding. A new CFPB Director has been nominated and is subject to Senate confirmation. We cannot predict when or how these matters involving the CFPB will be resolved.

The Dodd-Frank Act increased the regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and servicing requirements.

Small Business Lending Data Collection and Reporting

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

Open Banking Rule

On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The compliance deadline is phased in based on the asset size of the financial institution. For banks with $1.5 billion to $3 billion in total assets, the compliance deadline is April 1, 2029.

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

Other Legislation and Regulation

Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are considered from time to time by the executive branch of the federal government, Congress and various state governments. It cannot be predicted whether any of such legislative or regulatory proposals will be adopted and, if adopted, how these will affect Southern States and Southern States Bank. Additionally, the future implementation and enforcement of regulations may be affected by the outcome of the 2024 Presidential election, which is resulting in significant changes in the leadership of the various bank regulatory agencies.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which Southern States has no control, and such changes may have an adverse effect on Southern States’ net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect Southern States’ assets and liabilities. For example, a decrease in the general level of interest rates could affect Southern States by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance, at lower interest rates, their loans more quickly or frequently than they otherwise would, and at current interest rates and with current yield curves, it would reduce our net interest income and margin. Conversely, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of Southern States’ floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in nonperforming assets and net charge offs.

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

We generally price our variable rate loans based on the prime interest rate. As of December 31, 2024, we had $1.2 billion of variable rate loans.

Generally, the interest rates on Southern States’ interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. Even assets and liabilities with similar maturities or re-pricing periods may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. In a rising interest rate environment, the value of our available for sale (“AFS”) securities portfolio generally declines. Conversely, in a declining interest rate environment, the value of our AFS securities portfolio generally increases. As of December 31, 2024, our net unrealized loss in our securities AFS portfolio was $10.7 million due to elevated, but declining interest rates during 2024. Changes in interest rates could materially and adversely affect Southern States’ financial condition and results of operations.

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

Certain markets are also affected by automobile manufacturing and related suppliers located in our markets and nearby, and the automobile industry and other industries have been adversely affected by supply chain disruptions and shortages and may in the future be affected by tariffs and trade wars. Auto sales are cyclical and are affected adversely by higher interest rates.

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

As of December 31, 2024, 85.2% of Southern States’ loan portfolio is secured by either residential or commercial real estate. As of December 31, 2024, Southern States had $315.1 million in residential real estate loans and $1.4 billion in commercial real estate loans outstanding, representing 14.1% and 60.4%, respectively, of gross loans outstanding on that date. Loans in hospitality properties, including hotels, motels, restaurants and shopping centers, which were $336.5 million, representing 15.1% of our net loans outstanding at December 31, 2024, may be especially sensitive to economic conditions and the risks of the travel and retail industries, including the effects of natural disasters and pandemics.

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

Southern States maintains an allowance for estimated credit losses that Southern States believes is adequate to absorb any probable losses in its loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, the credit quality of Southern States’ loan portfolio and the performance of Southern States’ customers relative to their financial obligations with Southern States. Southern States periodically evaluates the loan portfolio and assigns risk grading to its loans, which can result in changes in the allowance for credit losses. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond Southern States’ control, and such losses may exceed the allowance for credit losses. Although Southern States believes that its allowance for estimated credit losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the allowance, the excess losses could adversely affect Southern States’ net income and capital. Such excess could also lead to larger allowances for credit losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of Southern States’ loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on Southern States’ financial condition and results of operations.

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

As part of Southern States’ ongoing strategic plan, Southern States may consider expansion into adjacent markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. There are substantial risks associated with opening or acquiring branches, including risks that:

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

Acquisitions and mergers may disrupt Southern States’ business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than Southern States expects.

Southern States’ business strategy focuses on organic growth, including new hires and facilities, and growth through acquisitions of financial institutions. For example, we recently acquired Century Bank. The market for acquisitions may be limited, and we may face increased difficulties pursuing growth through acquisitions. Southern States’ pursuit of and integration of acquisitions may disrupt Southern States’ business, and common stock that Southern States issues as merger consideration may dilute the book value or market value of our common stock, especially since an acquisition frequently involves the payment of a premium over book and market values. In addition, Southern States may fail to realize some or all of the anticipated benefits of completed acquisitions.

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

As a bank holding company, Southern States is subject to federal regulation under the Bank Holding Company Act of 1956 and the examination and reporting requirements of the Federal Reserve. Southern States Bank is subject to extensive supervision, regulation and examination by the FDIC and ASBD. Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit Southern States’ operations significantly and control the methods by which Southern States conducts business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, the Deposit Insurance Fund, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, capital levels, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which Southern States may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Southern States and the Bank are subject to supervision and regulation by banking agencies that periodically conduct examinations of their businesses, including compliance with laws and regulations. Southern States and any nonbanking subsidiaries are subject to supervision and periodic examination by the Federal Reserve. The Bank is subject to supervision and periodic examination by the FDIC and the ASBD. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of Southern States’ business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for credit losses, asset quality, earnings prospects, management, liquidity, or other aspects of Southern States’ operations had become unsatisfactory, or that Southern States or its management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Southern States’ capital, to restrict Southern States’ growth, to assess civil monetary penalties against Southern States, its officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate Southern States Bank's deposit insurance. If Southern States becomes subject to any such a regulatory action, it could have a material adverse effect on Southern States’ business, financial condition, and results of operations. See “Item 1. & 2. Business and Properties—Supervision and Regulation.”

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on earnings.

The deposits of Southern States Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. While the FDIC’s special assessment in 2023 generally only applied to banks with over $5.0 billion in total assets, further increases in assessment rates or special assessments that apply to all banks may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

Southern States is required by federal and state regulatory authorities to meet regulatory capital requirements. Institutions that seek acquisitions such as Southern States are expected to maintain capital substantially above regulatory minimums. Recent regulations implementing minimum capital standards require financial institutions to maintain higher minimum capital ratios and place a greater emphasis on common equity and tangible common equity as a component of “Tier 1 capital,” which consists generally of stockholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support Southern States’ operations and comply with regulatory standards, Southern States may need to raise capital in the future. Southern States’ ability to raise additional capital will depend on conditions in the capital markets at that time (which are outside of Southern States’ control) and on Southern States’ financial condition and performance. The capital and credit markets have experienced significant volatility in recent years, and capital may not be available to Southern States or on reasonable terms, when needed. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If Southern States cannot raise additional capital when needed, its financial condition and results of operations may be adversely affected, and its banking regulators may subject Southern States to regulatory enforcement action as outlined above. Furthermore, Southern States’ issuance of additional shares of common stock could dilute the economic ownership interest of Southern States’ stockholders.

The Company is an entity separate and distinct from the Bank.

The Company is an entity separate and distinct from the Bank. Company transactions with the Bank are limited by Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. We depend upon the Bank’s earnings and dividends, which are limited by law and regulatory policies and actions, for cash to pay the Company’s debt and corporate obligations, and to pay dividends to our shareholders. If the Bank’s ability to pay dividends to the Company is limited, the Company’s liquidity and financial condition could be materially and adversely affected.

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

At December 31, 2024, Southern States Bank could pay $78.8 million of dividends to Southern States without prior approval of the Superintendent. However, the payment of dividends is also subject to declaration by our board of directors, which takes into account our financial condition, earnings, general economic conditions and other factors, including statutory and regulatory restrictions. There can be no assurance that dividends will in fact be paid on our common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of a number of factors, including, but not limited to: (1) our historical and projected financial condition, liquidity and results of operations; (2) our capital levels and needs; (3) any acquisitions or potential acquisitions that we are considering; (4) contractual, statutory and regulatory prohibitions and other limitations; (5) general economic conditions; and (6) other factors deemed relevant by our board of directors. Our ability to pay dividends may also be limited on account of our outstanding indebtedness, as we generally must make payments on our outstanding indebtedness before any dividends can be paid on our common stock. Finally, because our primary asset is our investment in the stock of the Bank, Southern States is dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and pay dividends on our common stock, and the Bank’s ability to pay dividends on its common stock will substantially depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by its board of directors. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Dividends and Dividend Policy” and “Item 1. & 2. Business and Properties—Supervision and Regulation.”

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

Although our common stock is listed on NASDAQ, an active, liquid trading market for our common stock may not be sustained on a long-range basis. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, stockholders may not be able to sell their shares at the volume, prices and times desired or sell their shares at all. Moreover, the lack of an established market could have an adverse effect on the value of our common stock. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business through acquisitions, by using our common stock as consideration, should we elect to do so.

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
•changes in economic or business conditions, such as inflation, labor shortages, supply chain issues, tariffs and trade wars;

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

On February 7, 2022, we issued and sold in a private placement $48.0 million in aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated notes due 2032. On October 26, 2022, we issued and sold in a private placement $40.0 million in aggregate principal amount of 7.0% Fixed-to-Floating Rate Subordinated notes due

2032. On July 31, 2024, we assumed $4.7 million in aggregate principal amount, net of premium discounts, of 3.50% Fixed-to-Floating Rate Subordinated notes due 2031 as a result of our acquisition of Century Bank.

Our existing indebtedness is, and future indebtedness that we may incur will be senior to our common stock. We must make timely payments on our indebtedness before any dividends can be paid on our common stock, and, in the event of our bankruptcy, dissolution or liquidation, the holders of any indebtedness must be satisfied in full before any distributions can be made to the holders of our common stock. Additionally, the right of a bank holding company to participate in the assets of its subsidiary bank in the event of a bank-level liquidation or reorganization is subject to the claims of the bank’s creditors, including depositors, which generally take priority over bank holding company claims.

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
•do not permit stockholders to call special meetings of stockholders or act by written consent; and
•enable our board of directors, within limits, to increase the size of the board and fill the vacancies created by the increase.

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

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and your investment may lose money.

Our stock repurchase program may not enhance long-term stockholder value, and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

On December 20, 2023, we announced that our board of directors approved an extended Program that authorized us to repurchase up to $10.0 million of our common stock through December 31, 2024. On January 14, 2025, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2025, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

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

Beginning March 2020, we were in a low interest rate environment. In March 2020, the target federal funds rate decreased 150 bps to a range of 0.00% to 0.25% and remained at that rate until March 2022, when the Federal Reserve began increasing the target federal funds rate. The Federal Reserve increased the target federal funds rate by 25 bps in March 2022; 50 bps in May 2022; 75 bps in each of June, July, September, and November 2022; and 50 bps in December 2022, resulting in a range of 4.25% to 4.50% as of December 31, 2022. The Federal Reserve also increased interest rates in 2023, with 25 basis point increases in January, March, May and July 2023, resulting in a range of 5.25% to 5.5% as of December 31, 2023. The Federal Reserve decreased interest rates in 2024, with a 50 basis point decrease in September and 25 basis point decreases in November and December, resulting in a range of 4.25% to 4.5% as of December 31, 2024.

Our costs of funds may change as a result of changing interest rates. Additionally, our deposits may face competitive pressures. Different rates also have an effect on our investment securities portfolio. Additionally, changing rates to manage the economy may impact the economies generally, which may in turn impact the demand for loans.

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

Severe weather, natural disasters, pandemics, epidemics, tariffs, trade wars, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, droughts and floods, epidemics and pandemics, tariffs, trade wars, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. The SEC and federal bank regulators have also recently updated their guidance for pandemics, which may cause us to change our operations and business continuity efforts. We are monitoring the conflict between Russia and Ukraine and Israel and Hamas. While we do not expect that these conflicts will be directly material to us, collateral effects of the geopolitical instability could adversely affect the global economy or domestic markets, including ours.

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

The highly-publicized failures of Silicon Valley Bank, Signature Bank and First Republic Bank during the first half of 2023 caused significant disruptions in the banking industry. These industry developments negatively impacted overall customer confidence in the safety of their deposits, particularly uninsured deposits, at some regional banks. As a result, some customers moved deposits to, or maintained deposits with, larger financial institutions or moved funds to investment alternatives outside the banking industry. The rapid failures of these large banks highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Concerns about liquidity in the banking industry and the safety of uninsured deposits that may result from similar events in the future may materially adversely impact our liquidity, cost of funds, loan funding capacity, net interest margin, capital and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. Our Information Security Officer (“ISO”) is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Executive Officer.

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

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

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

Governance

Our ISO is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense program. This endpoint program is monitored 24/7 and would notify IT staff of an incident. Most incidents would be mitigated by monitoring staff of the endpoint program, but IT staff would have to be involved in more severe incidents. This mitigation is resolved from an always updating database. In severe cases, the device that triggers the incident would be locked down and a plan of action would be put in place. The second line of defense is a monitored firewall. This would also notify IT staff of an incident. Last line of defense is IT Staff. The department is augmented by an information security specialist that is on a monthly retainer. Individuals within the department are generally subject to professional education requirements.

Our board of directors has approved a committee comprised of directors and management called the Information Technology Committee. This committee provides oversight and governance of the technology program and the information security program. This committee meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings may occur from time to time in accordance with the Business Continuity Plan in order to facilitate timely informing and monitoring efforts. The ISO reports summaries of key issues, including significant cybersecurity and/or privacy incidents.

The ISO has served in various roles in information technology and information security for over 21 years and holds a Bachelor of Science degree in Management Information Systems from Auburn University. The ISO is also a graduate of the Alabama Banking School of the University of South Alabama. The ISO also holds multiple professional certifications, including specialized certifications in vendor risk management and community banking technology.

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

Holders of Record

As of March 11, 2025, there were approximately 550 holders of record, excluding stockholders for whom shares are held in nominee or street name.

Dividends and Dividend Policy

Our stockholders are entitled to receive dividends on common stock only if, when and as declared by our board of directors from funds legally available therefor under Alabama corporate law and as limited by our banking regulators. We paid quarterly cash dividends of $0.09 per share on February 15, 2024, May 16, 2024, August 12, 2024 and November 15, 2024, resulting in cash dividends of $0.36 per share for the year ended December 31, 2024. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on our financial condition, liquidity and results of operations; our capital levels and needs; acquisitions; contractual, statutory and regulatory prohibitions and other limitations; general economic conditions; and other factors deemed relevant by our board of directors. There can be no assurance that in the future we will pay any dividends to holders of our common stock, or as to the amount of any future dividends.

For information on regulatory restrictions on our and the Bank’s present and future ability to pay dividends, see “Item 1. & 2. Business & Properties—Supervision and Regulation.”

Issuer Purchases of Equity Securities

Our purchase of shares of common stock made during the year ended December 31, 2024 consisted of stock repurchases made under our publicly announced stock repurchase program (the “Program”) and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

January 1 - January 31, 2024	—	$—	—	$10,000
February 1 - February 29, 2024	—	—	—	10,000
March 1 - March 31, 2024	—	—	—	10,000
April 1 - April 30, 2024	—	—	—	10,000
May 1 - May 31, 2024	—	—	—	10,000
June 1 - June 30, 2024	—	—	—	10,000
July 1 - July 31, 2024	—	—	—	10,000
August 1 - August 31, 2024	—	—	—	10,000
September 1 - September 30, 2024	—	—	—	10,000
October 1 - October 31, 2024	—	—	—	10,000
November 1 - November 30, 2024	—	—	—	10,000
December 1 - December 31, 2024	—	—	—	10,000
Total	—	$—	—	$10,000

(1) On December 20, 2023, we announced that our board of directors approved an extended Program that authorized us to repurchase up to $10.0 million of our common stock through December 31, 2024. On January 15, 2025, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2025, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2024 and December 31, 2023 included in this Annual Report on From 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
Southern States Bancshares, Inc. (including its subsidiaries, the “Company,” “our” or “we”) is a bank holding company headquartered in Anniston, Alabama. We operate primarily through our wholly owned subsidiary, Southern States Bank (the “Bank”), an Alabama banking corporation. On July 31, 2024, we completed our acquisition of Century Bank of Georgia (“Century Bank”). The acquisition expanded the Company's presence in the Georgia market, adding two offices in Rockmart and Cartersville, Georgia. We provide banking services from fifteen offices in Alabama and Georgia and two LPOs in Georgia. The Bank is a full-service community banking institution that offers an array of deposit, loan and other banking-related products and services to businesses and individuals in our communities. Our principal business activities include commercial and retail banking.
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
Overview of 2024 Results
Net income was $34.9 million for the year ended December 31, 2024, compared to $32.0 million for the year ended December 31, 2023. Significant measures for the year included:

•Return on average assets (“ROAA”) was 1.31% for the year ended December 31, 2024, compared to 1.44% for the year ended December 31, 2023.
•Return on average equity (“ROAE”) was 14.39% for the year ended December 31, 2024, compared to 16.16% for the year ended December 31, 2023.
•Basic earnings per common share was $3.72 for the year ended December 31, 2024, compared to $3.63 for the year ended December 31, 2023.
•Net interest margin of 3.61% for the year ended December 31, 2024, compared to 3.81% for the year ended December 31, 2023.
•Net interest income increased $11.6 million for the year ended December 31, 2024, representing a 14.5% increase over the year ended December 31, 2023.
•Loans, net of unearned income, were $2.2 billion as of December 31, 2024, a $342.1 million, or 18.2%, increase compared to December 31, 2023.
•Deposits were $2.4 billion as of December 31, 2024, a $393.1 million, or 19.5%, increase compared to December 31, 2023.
•Deposits, excluding brokered deposits, were $2.3 billion as of December 31, 2024, a $474.0 million, or 26.5% increase compared to December 31, 2023.

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

Results of Operations for the Years Ended December 31, 2024 and 2023
We had net income of $34.9 million for the year ended December 31, 2024, compared to net income of $32.0 million for the year ended December 31, 2023, an increase of $2.9 million, or 9.1%. The increased net income was the result of a substantial increase in net interest income and a considerable decrease in provision for credit losses, which was significantly offset by a substantial increase in noninterest expense, coupled with a considerable increase in income taxes and a sizable decrease in noninterest income.
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

	For the Years Ended
	2024			2023
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)

Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$2,061,604	$146,712	7.12%	$1,711,006	$114,662	6.70%
Taxable securities	171,878	8,462	4.92%	152,707	6,806	4.46%
Nontaxable securities	46,065	952	2.07%	47,340	977	2.06%
Other interest-earnings assets	257,533	13,655	5.30%	192,433	9,815	5.10%
Total interest-earning assets	$2,537,080	$169,781	6.69%	$2,103,486	$132,260	6.29%
Allowance for credit losses	(26,302)			(21,233)
Noninterest-earning assets	153,572			129,489
Total Assets	$2,664,350			$2,211,742

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	90,252	105	0.12%	90,231	82	0.09%
Savings and money market accounts	997,349	38,576	3.87%	851,351	28,124	3.30%
Time deposits	695,892	31,949	4.59%	480,871	17,162	3.57%
FHLB advances	39,847	2,006	5.03%	39,830	1,848	4.64%
Other borrowings	96,941	5,438	5.61%	87,023	4,932	5.67%
Total interest-bearing liabilities	$1,920,281	$78,074	4.07%	$1,549,306	$52,148	3.37%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$470,376			$436,571
Other liabilities	31,469			28,185
Total noninterest-bearing liabilities	$501,845			$464,756
Stockholders’ Equity	242,224			197,680
Total Liabilities and Stockholders’ Equity	$2,664,350			$2,211,742

Net interest income		$91,707			$80,112
Net interest spread(2)			2.62%			2.92%
Net interest margin(3)			3.61%			3.81%
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

	Year Ended December 31, 2024 vs. Year Ended December 31, 2023
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$24,740	$7,310	$32,050
Taxable securities	944	712	1,656
Nontaxable securities	(27)	2	(25)
Other interest-earning assets	3,451	389	3,840
Total increase in interest income	$29,108	$8,413	$37,521

Interest-bearing liabilities:
Interest-bearing transaction accounts	—	23	23
Savings and money market accounts	5,647	4,805	10,452
Time deposits	9,872	4,915	14,787
FHLB advances	1	157	158
Other borrowings	556	(50)	506
Total increase in interest expense	$16,076	$9,850	$25,926
Increase in net interest income	$13,032	$(1,437)	$11,595
Net interest income for the year ended December 31, 2024 was $91.7 million compared to $80.1 million for the year ended December 31, 2023, an increase of $11.6 million, or 14.5%. The increase in net interest income was comprised of a $37.5 million, or 28.4%, increase in interest income, partially offset by a $25.9 million, or 49.7%, increase in interest expense. The increase in interest income was substantially the result of a $350.6 million, or 20.5%, increase in average loans outstanding from December 31, 2023 to December 31, 2024, coupled with a 0.42% increase in average loan yield as higher rate loans were recorded from December 31, 2023 to December 31, 2024. The increase in average loans outstanding was due to growth, partially as a result of the Century Bank acquisition. The $25.9 million increase in interest expense for the year ended December 31, 2024 was primarily due to an increase of $371.0 million, or 23.9%, in average interest-bearing liabilities from December 31, 2023 to December 31, 2024, coupled with a 0.70% increase in the cost paid on interest-bearing liabilities for the year ended December 31, 2024. The increase in average interest-bearing deposits was due to growth, partially as a result of the Century Bank acquisition. For the year ended December 31, 2024, net interest margin and net interest spread were 3.61% and 2.62%, respectively, compared to 3.81% and 2.92%, respectively, for the same period in 2023.
Provision for Credit Losses
The provision for credit losses for the year ended December 31, 2024 was $5.0 million compared to $6.1 million for the year ended December 31, 2023. The provision for the year ended December 31, 2024 included a $1.7 million provision as a result of the acquisition of Century Bank as well as additional provisions based on loan growth, qualitative factors and individually analyzed loans, whereas provision for the year ended December 31, 2023 was based primarily on growth as well as economic factors. In the year ended December 31, 2024, there were net charge offs of $997,000. In the year ended December 31, 2023, there were net charge offs of $583,000.
The allowance for credit losses as a percentage of gross loans was 1.27% and 1.29% at December 31, 2024 and 2023, respectively.

Noninterest Income
Noninterest income for the year ended December 31, 2024 was $7.4 million compared to $8.9 million for the year ended December 31, 2023, a decrease of $1.5 million, or 16.7%, which primarily resulted from a decrease in other operating income, primarily due to a large fee related to the early payoff of a purchased loan during the year ended December 31, 2023, a decline in swap fees during the year ended December 31, 2024, substantially due to the Company not participating in any swap transactions, along with less realized net gains on securities during the year ended December 31, 2024. The Company applied for the Voluntary Disclosure Program (“VDP”) associated with the Employee Retention Credit (“ERC”) program during the third quarter of 2023 and received approval during the fourth quarter of 2024. The year ended December 31, 2024 included $1.2 million in ERC as a participant in the program, which partially offset the decreased noninterest income from the year ended December 31, 2023.
The following table sets forth the major components of our noninterest income for the year ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$2,022	$1,790	$232
Swap fees	27	691	(664)
SBA/USDA fees	391	344	47
Bank card services and interchange fees	1,970	1,556	414
Mortgage banking activities	356	533	(177)
Net gain on securities	108	555	(447)
ERC	1,162	—	1,162
Other operating income(1)	1,354	3,405	(2,051)
Total noninterest income	$7,390	$8,874	$(1,484)
(1)Other operating income includes income and fees associated with miscellaneous services, increases in the cash surrender value of BOLI and BOLI benefit claims, and a fee related to the payoff of large loan.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $232,000, or 13.0%, to $2.0 million for the year ended December 31, 2024 from $1.8 million for the year ended December 31, 2023. The increase was primarily due to additional overall income as a result of the acquisition of Century Bank.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $664,000, or 96.1%, to $27,000 for the year ended December 31, 2024 from $691,000 for the year ended December 31, 2023. The Bank did not participate in interest rate swaps during the year ended December 31, 2024, but did realize a net fair value adjustment as income.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees increased $47,000, or 13.7%, to $391,000 for the year ended December 31, 2024, from $344,000 for the year ended December 31, 2023. The increase was primarily due to additional gains on the sales of loans during the year ended December 31, 2024, compared to the year ended December 31, 2023, which was partially offset by a reduction in servicing income during the year ended December 31, 2024.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $414,000, or 26.6%, to $2.0 million for the year ended December 31, 2024, from $1.6 million for the year ended December 31, 2023. This increase was primarily due to more transactional volume, partially as a result of the acquisition of Century Bank, that generated an increase in fees during the year ended December 31, 2024.

Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $177,000, or 33.2%, to $356,000 for the year ended December 31, 2024 from $533,000 for the year ended December 31, 2023. This decrease was the result of decreased volumes in the secondary market primarily based on reduced mortgage demand from increased interest rates.
Net gain on securities was $108,000 for the year ended December 31, 2024, as a result of market adjustments on equity securities. Net gain on securities was $555,000 for the year ended December 31, 2023, substantially as a result of market adjustments on equity securities.
The Company applied for the VDP associated with the ERC program during the third quarter of 2023 and received approval during the fourth quarter of 2024. The year ended December 31, 2024 included $1.2 million in ERC as a participant in the program.
Other operating income decreased $2.1 million, or 60.2%, to $1.4 million for the year ended December 31, 2024 from $3.4 million for the year ended December 31, 2023. This decrease was primarily due to a $1.9 million fee related to the early payoff of a $12.0 million purchased loan during the year ended December 31, 2023, coupled with a reduction in nonrecurring income from a third-party during the year ended December 31, 2024. The Company recorded the $1.9 million fee in noninterest income instead of interest income as this was unusually large and atypical and would have an unusual impact on net interest margin. These decreases were partially offset by an increase in BOLI income, resulting from the purchase of additional BOLI insurance and from the acquisition of Century Bank.
Noninterest Expense
Noninterest expense for the year ended December 31, 2024 was $48.5 million compared to $41.9 million for the year ended December 31, 2023, an increase of $6.7 million, or 15.9%, which primarily resulted from an increase in other operating expenses and merger-related expenses during the year ended December 31, 2024.
The following table sets forth the major components of our noninterest expense for the year ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$26,221	$25,665	$556
Equipment and occupancy expenses	3,021	2,776	245
Professional services	2,571	2,244	327
Professional fees related to ERC	236	—	236
Data processing fees	3,070	2,528	542
Other real estate expense (income)	277	(111)	388
Merger-related expenses	1,511	—	1,511
Other operating expenses(1)	11,641	8,774	2,867
Total noninterest expense	$48,548	$41,876	$6,672
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses, amortization of intangibles and provision for unfunded credit commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $556,000, or 2.2%, from $25.7 million for the year ended December 31, 2023 to $26.2 million for the year ended December 31, 2024. The increase was primarily due to an overall increase in salaries and employee benefits, notably related to our supplemental executive retirement plan (“SERP”), as a result of additional participation, partially due to the acquisition of Century Bank. The increase was partially offset by a one-time retirement-related expense of $1.6 million paid to our former CEO in May 2023 and reductions in expenses associated with restricted stock units from retirements.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the year ended December 31, 2024 was $3.0 million compared to $2.8 million for the year ended December 31, 2023, an increase of $245,000, or 8.8%. The increase was primarily due to additional equipment and occupancy expenses during the year ended December 31, 2024 as a result of the acquisition of Century Bank.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $327,000, or 14.6%, to $2.6 million for the year ended December 31, 2024 compared to $2.2 million for the year ended December 31, 2023. This increase was primarily the result of an increase in placement fees associated with utilizing additional brokered deposits during 2024 and acceleration of expenses on brokered deposit calls that took place during September 2024. These increases were partially offset by decreases in legal fees and third-party expenses incurred on interest rate swaps during the year ended December 31, 2024.
The year ended December 31, 2024 included professional fees paid to a third party related to ERC.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $542,000, or 21.4%, to $3.1 million for the year ended December 31, 2024 compared to $2.5 million for the year ended December 31, 2023. The increase was primarily the result of additional software and general increases, partially as a result of the acquisition of Century Bank.
Other real estate expense (income) decreased $388,000, or 349.5%, to a net expense of $277,000 for the year ended December 31, 2024, from a net income of $111,000 for the year ended December 31, 2023. The year ended December 31, 2023 included rental income related to a property sold in December 2023 and a recovery associated with a property that sold in 2020.
The acquisition of Century Bank resulted in the recognition of $1.5 million in merger-related expenses during the year ended December 31, 2024.
Other operating expenses increased $2.9 million, or 32.7%, to $11.6 million for the year ended December 31, 2024, compared to $8.8 million for the year ended December 31, 2023. The increase was substantially due to a $1.2 million wire fraud loss incurred during the year ended December 31, 2024 that was not a systematic issue, only a procedural incident, along with an increase in FDIC insurance and regulatory assessments and additional operating expenses related to a tax credit investment during the year ended December 31, 2024. The acquisition of Century Bank resulted in additional overall other operating expenses, most of which was core deposit intangible amortization.

Financial Condition
Total assets grew $401.6 million, or 16.4%, to $2.8 billion at December 31, 2024 from $2.4 billion at December 31, 2023.
Loans, net of unearned income, increased $342.1 million, or 18.2%, to $2.2 billion at December 31, 2024 from $1.9 billion at December 31, 2023.
Securities portfolio increased $17.8 million, or 9.0%, to $216.5 million at December 31, 2024, compared to $198.6 million at December 31, 2023.
Cash and cash equivalents grew $9.6 million, or 3.8%, to $260.2 million at December 31, 2024, from $250.7 million at December 31, 2023.
Deposits grew $393.1 million, or 19.5%, to $2.4 billion at December 31, 2024 compared to $2.0 billion at December 31, 2023. The majority of the growth was due to an increase of $255.7 million in interest-bearing deposits, coupled with a $137.4 million increase in noninterest-bearing deposits. Brokered deposits decreased $80.8 million from December 31, 2023. Total deposits, excluding brokered deposits, grew 26.5% for the year ended December 31, 2024.
Total stockholders’ equity increased $64.9 million, or 30.2%, to $279.9 million at December 31, 2024, compared to $215.0 million at December 31, 2023. The increase was substantially due to the issuance of $31.5 million in common stock for the acquisition of Century Bank, along with earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.020% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$238,603	10.7%	$242,960	12.9%
Residential	315,083	14.1%	224,603	11.9%
Commercial	1,350,091	60.4%	1,144,867	60.5%
Commercial and industrial	317,887	14.3%	269,961	14.3%
Consumer and other	11,580	0.5%	8,286	0.4%
Gross Loans	2,233,244	100.0%	1,890,677	100.0%
Deferred loan fees	(6,675)		(6,169)
Allowance for credit losses	(28,338)		(24,378)
Loans, net	$2,198,231		$1,860,130
Gross loans increased $342.6 million, or 18.1%, to $2.2 billion as of December 31, 2024 compared to $1.9 billion as of December 31, 2023. Portfolio segments and classes remained relatively consistent since December 31, 2023.

The following table details maturities and sensitivity to interest rate changes of our gross loans by category at December 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Fifteen Years	Due After Fifteen Years	Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$73,550	$133,687	$7,895	$23,471	$238,603
Residential	29,880	150,667	66,688	67,848	315,083
Commercial	148,813	754,817	213,099	233,362	1,350,091
Commercial and industrial	93,995	162,175	59,890	1,827	317,887
Consumer and other	3,899	7,379	302	—	11,580
Gross Loans	$350,137	$1,208,725	$347,874	$326,508	$2,233,244

Amount due after one year at
fixed interest rates
Real estate mortgages:
Construction and development	$22,906
Residential	95,090
Commercial	665,159
Commercial and industrial	124,857
Consumer and other	5,020
Gross Loans	$913,032

Amount due after one year at
variable interest rates
Real estate mortgages:
Construction and development	$142,147
Residential	190,113
Commercial	536,119
Commercial and industrial	99,035
Consumer and other	2,661
Gross Loans	$970,075
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been approximately 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate and commercial lending activities with customers throughout our markets in Alabama and Georgia. About 85.2% of our gross loans were secured by real property as of December 31, 2024, compared to 85.3% as of December 31, 2023. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 60.4% of total gross loans as of December 31, 2024 and represented 60.5% of total gross loans as of December 31, 2023. C&D loans were 10.7% of total gross loans as of December 31, 2024, and represented 12.9% of total gross loans as of December 31, 2023. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 284.6% as of December 31, 2024 and 296.8% as of December 31, 2023. C&D loans represented 67.4% of total risk-based Bank capital as of December 31, 2024 compared to 80.9% as of December 31, 2023. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of December 31, 2024 and December 31, 2023 were each below the

300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans decreased $4.4 million, or 1.8%, to $238.6 million as of December 31, 2024 from $243.0 million as of December 31, 2023. The majority of this decrease was primarily due to loan reclassifications to commercial real estate in the Company’s Atlanta, Georgia market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 55.2% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $27.2 million, or 8.6% of our residential portfolio as of December 31, 2024. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 35.7% of the portfolio. Other residential loans make up the remaining 0.5% of the portfolio.
Residential multi-family loans increased $90.5 million, or 40.3%, to $315.1 million as of December 31, 2024 from $224.6 million as of December 31, 2023. The majority of this increase was due to loans acquired from the acquisition of Century Bank, and to a lesser extent, loan growth in the Company’s Atlanta, Georgia market.
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
Commercial real estate loans increased $205.2 million, or 17.9%, to $1.4 billion as of December 31, 2024 from $1.1 billion as of December 31, 2023. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s legacy Georgia markets, coupled with loans acquired from the acquisition of Century Bank. As of December 31, 2024, the Company’s commercial real estate portfolio was comprised of $655.5 million in non-owner occupied commercial real estate loans and $110.2 million in commercial construction loans.
Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations, and to ensure appropriate collateral is obtained to secure the loan. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-

occupied real estate is included in commercial and industrial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties.
Commercial and industrial loans increased $47.9 million, or 17.8% to $317.9 million as of December 31, 2024 from $270.0 million as of December 31, 2023. The majority of this increase was due to loan growth primarily in the Company’s Atlanta and Columbus, Georgia markets, coupled with loans acquired from the acquisition of Century Bank.
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
Consumer and other loans (non-real estate loans) increased $3.3 million, or 39.8%, to $11.6 million as of December 31, 2024 from $8.3 million as of December 31, 2023. The majority of this increase was primarily due to loans acquired from the acquisition of Century Bank.
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
At December 31, 2024 and 2023, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $175.6 million and $127.8 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At December 31, 2024 and 2023, we purchased loan participations totaling $135.6 million and $121.8 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1.4 million and $1.2 million at December 31, 2024 and December 31, 2023, respectively.
The allowance for credit losses was $28.3 million at December 31, 2024 compared to $24.4 million at December 31, 2023, an increase of $4.0 million, or 16.2%. Additional provisions were recorded based on overall growth in loans and increases for qualitative economic factors and individually analyzed loans.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	As of and for the Years Ended December 31,
	2024	2023
	(dollars in thousands)

Average loans, net of unearned income	$2,061,604	$1,711,006
Loans, net of unearned income	2,226,569	1,884,508
Allowance for credit losses at beginning of the period	24,378	20,156
Impact of adoption of ASC 326	—	(1,285)
Charge offs:
Construction and development	—	3
Residential	11	—
Commercial	157	—
Commercial and industrial	1,210	686
Consumer and other	25	8
Total charge offs	1,403	697
Recoveries:
Construction and development	—	—
Residential	34	41
Commercial	—	—
Commercial and industrial	367	54
Consumer and other	5	19
Total recoveries	406	114
Net charge offs	$997	$583

Provision for credit losses	$4,957	$6,090
Balance at end of period	$28,338	$24,378

Allowance for credit losses on unfunded commitments at beginning of the period	$1,239	$—
Impact of adoption of ASC 326	—	1,285
Impact from acquisition	199	—
Credit for credit losses on unfunded commitments	(33)	(46)
Balance at the end of the period	$1,405	$1,239

Ratio of allowance to end of period loans	1.27%	1.29%
Ratio of net charge offs to average loans	0.05%	0.03%
Net charge offs for the year ended December 31, 2024 totaled $997,000, an increase of $414,000 compared to net charge offs of $583,000 for the year ended December 31, 2023.

The following table presents the allocation of net charge offs to average gross loans by major loan category:

	December 31, 2024			December 31, 2023
	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans	NCO (Recovery)	Average Balance	NCO (Recovery) to Average Loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$—	$250,467	0.00%	$3	$225,780	0.00%
Residential	(23)	261,065	(0.01)%	(41)	213,718	(0.02)%
Commercial	157	1,244,405	0.01%	—	1,002,690	0.00%
Commercial and industrial	843	295,471	0.29%	632	260,750	0.24%
Consumer and other	20	10,196	0.20%	(11)	8,068	(0.14)%
Total average gross loans	$997	$2,061,604	0.05%	$583	$1,711,006	0.03%

The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	December 31, 2024		December 31, 2023
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,422	10.7%	$5,448	12.9%
Residential	4,351	14.1%	3,049	11.9%
Commercial	14,088	60.4%	11,329	60.5%
Commercial and industrial	4,367	14.3%	4,466	14.3%
Consumer and other	110	0.5%	86	0.4%
Total	$28,338	100.0%	$24,378	100.0%

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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $0 at December 31, 2024.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased $5.4 million from December 31, 2023 to December 31, 2024. The net increase was primarily attributable to a significant commercial and industrial loan, which has since been paid down significantly, and a commercial real estate loan being placed on nonaccrual status.
Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	December 31,
	2024	2023
	(dollars in thousands)

Nonaccrual loans	$6,434	$1,017
Past due loans 90 days or more and still accruing interest	99	160
Total nonperforming loans	6,533	1,177
OREO	—	33
Total nonperforming assets	$6,533	$1,210

Allowance for credit losses	$28,338	$24,378
Gross loans outstanding at the end of period	$2,233,244	$1,890,677
Allowance for credit losses to gross loans	1.27%	1.29%
Allowance for credit losses to nonperforming loans	433.77%	2071.20%
Nonperforming loans to gross loans	0.29%	0.06%
Nonperforming assets to gross loans and OREO	0.29%	0.06%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$415	$—
Residential	559	252
Commercial	2,097	765
Commercial and industrial	3,363	—
Consumer and other	—	—
Total	$6,434	$1,017

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
The following table summarizes the fair value of the securities portfolio as of December 31, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$9,678	$—	$(869)	$8,809
U.S. Government Sponsored Enterprises (GSEs)	2,029	7	(206)	1,830
State and municipal securities	46,353	23	(4,613)	41,763
Corporate debt securities	15,024	13	(910)	14,127
Asset based securities	14,663	176	(347)	14,492
Mortgage-backed GSE residential/multifamily and non-GSE	119,848	234	(4,233)	115,849
Total securities available for sale	$207,595	$453	$(11,178)	$196,870

Securities Held to Maturity
State and municipal securities	19,611	—	(3,579)	16,032
Total securities held to maturity	$19,611	$—	$(3,579)	$16,032
Total securities	$227,206	$453	$(14,757)	$212,902

December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$9,721	$—	$(949)	$8,772
U.S. Government Sponsored Enterprises (GSEs)	2,446	37	(215)	2,268
State and municipal securities	45,220	21	(4,172)	41,069
Corporate debt securities	12,517	—	(1,258)	11,259
Asset based securities	19,112	54	(479)	18,687
Mortgage-backed GSE residential/multifamily and non-GSE	101,306	164	(4,525)	96,945
Total securities available for sale	$190,322	$276	$(11,598)	$179,000

Securities Held to Maturity
State and municipal securities	19,632	—	(3,399)	16,233
Total securities held to maturity	$19,632	$—	$(3,399)	$16,233
Total securities	$209,954	$276	$(14,997)	$195,233
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2024, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2024 and December 31, 2023. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$2,000	1.33%	$6,219	1.34%	$1,459	1.61%	$—	—%	$9,678	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,029	4.33	—	—	2,029	4.33
State and municipal securities	427	1.64	1,828	2.50	4,678	2.35	39,420	2.08	46,353	2.12
Corporate debt securities	—	—	3,507	5.30	11,517	5.01	—	—	15,024	5.07
Asset based securities	—	—	1,270	2.20	1,734	1.53	11,659	6.15	14,663	5.26
Mortgage-backed GSE residential/multifamily and non-GSE	10,329	6.96	22,780	7.00	8,495	5.25	78,244	4.81	119,848	5.44
Total securities available for sale	$12,756	5.90%	$35,604	5.44%	$29,912	4.25%	$129,323	4.10%	$207,595	4.46%

Securities Held to Maturity
State and municipal securities	—	—	—	—	16,801	2.38	2,810	2.36	19,611	2.37
Total securities held to maturity	$—	—%	$—	—%	$16,801	2.38%	$2,810	2.36%	$19,611	2.37%
Total securities	$12,756	5.90%	$35,604	5.44%	$46,713	3.57%	$132,133	4.06%	$227,206	4.28%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2023
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,197	1.31%	$3,524	1.48%	$—	—%	$9,721	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,699	6.34	747	1.54	2,446	4.88
State and municipal securities	482	1.90	1,595	1.85	3,833	2.12	39,310	1.99	45,220	2.00
Corporate debt securities	—	—	3,015	4.85	9,502	4.94	—	—	12,517	4.92
Asset based securities	—	—	864	2.20	3,979	3.41	14,269	6.64	19,112	5.76
Mortgage-backed GSE residential/multifamily and non-GSE	9,847	7.63%	29,493	6.29	6,943	4.34	55,023	4.83	101,306	5.50
Total securities available for sale	$10,329	7.36%	$41,164	5.17%	$29,480	3.89%	$109,349	4.03%	$190,322	4.43%

Securities Held to Maturity
State and municipal securities	—	—	—	—	7,743	2.39	11,889	2.37	19,632	2.37
Total securities held to maturity	$—	—%	$—	—%	$7,743	2.39%	$11,889	2.37%	$19,632	2.37%
Total securities	$10,329	7.36%	$41,164	5.17%	$37,223	3.58%	$121,238	3.86%	$209,954	4.24%

Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At December 31, 2024, BOLI totaled $39.4 million compared to $29.9 million at December 31, 2023. The increase represents additional insurance of $8.6 million, of which $5.9 million was a result of the acquisition of Century Bank, and an increase in the cash surrender value.
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
Total deposits at December 31, 2024 were $2.4 billion, representing an increase of $393.1 million, or 19.5%, compared to $2.0 billion at December 31, 2023. As of December 31, 2024, 23.8% of total deposits were comprised of noninterest-bearing demand accounts, 49.0% of interest-bearing non-maturity accounts and 27.2% of time deposits. Brokered deposits represented 6.2% of total deposits.
The following table summarizes our deposit balances as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$575,357	23.8%	$437,959	21.7%
Interest-bearing transaction	1,128,959	46.8%	946,347	46.9%
Savings	52,472	2.2%	35,412	1.7%
Time deposits, $250,000 and under	512,717	21.3%	500,406	24.8%
Time deposits, over $250,000	141,792	5.9%	98,065	4.9%
Total deposits	$2,411,297	100.0%	$2,018,189	100.0%

The following tables set forth the maturity of time deposits as of December 31, 2024 and 2023:

	December 31, 2024
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$100,724	$130,085	$28,448	$12,292	$271,549
Time deposits, $100,000 through $250,000	99,332	137,619	3,383	834	241,168
Time deposits, over $250,000	78,170	61,916	895	811	141,792
Total time deposits	$278,226	$329,620	$32,726	$13,937	$654,509

	December 31, 2023
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$47,117	$155,751	$76,776	$18,751	$298,395
Time deposits, $100,000 through $250,000	76,980	112,809	11,560	662	202,011
Time deposits, over $250,000	42,646	53,105	2,013	301	98,065
Total time deposits	$166,743	$321,665	$90,349	$19,714	$598,471
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$470,376	—%	$436,571	—%
Interest-bearing transaction	90,252	0.12%	90,231	0.09%
Money markets	955,392	4.02%	808,880	3.47%
Savings	41,957	0.33%	42,471	0.20%
Time deposits	695,892	4.59%	480,871	3.57%
Total deposits	$2,253,869	3.13%	$1,859,024	2.44%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $760.1 million and $615.7 million as of December 31, 2024 and 2023, respectively.

The following table presents the maturities of our time deposits in excess of the insurance limit of $250,000 as of December 31, 2024.

December 31, 2024
(dollars in thousands)

Three months	$58,047
Over 3 months through 6 months	35,557
Over 6 months through 12 months	23,159
Over 12 months	1,381
Total	$118,144

Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At December 31, 2024 and 2023, we had borrowing capacity from the FHLB of $148.8 million and $162.7 million, respectively. We had $22.0 million in FHLB borrowings as of December 31, 2024 and $70.0 million as of December 31, 2023. All our outstanding FHLB advances have fixed rates of interest.
The following table sets forth our FHLB borrowings as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(dollars in thousands)

Amount outstanding at end of period	$22,000	$70,000
Weighted average interest rate at end of period	5.34%	5.02%
Maximum month-end balance	$55,000	$70,000
Average balance outstanding during the period	$39,847	$39,830
Weighted average interest rate during the period	5.03%	4.64%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $102.2 million and $99.2 million as of December 31, 2024 and 2023, respectively, of which $10.0 million was outstanding as of December 31, 2024 and 2023. There was $92.2 million and $89.2 million available as of December 31, 2024 and 2023, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity needs. The Bank had borrowing capacity of $272.9 million and $295.7 million as a source of funding as of December 31, 2024 and 2023, respectively, of which $0 and $10.0 million was outstanding as of December 31, 2024 and 2023, respectively. There was $272.9 million and $285.7 million available as of December 31, 2024 and 2023, respectively.
Federal Reserve Bank Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Bank has no more borrowing capacity or availability to borrow, but had $8.0 million outstanding as of December 31, 2024. The

Bank had borrowing capacity of $11.3 million as a source of funding as of December 31, 2023, of which $7.0 million was outstanding as of December 31, 2023. There was $4.3 million available as of December 31, 2023.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in August 2024 and matures in August 2026. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of December 31, 2024 and 2023 was $0.
Subordinated Debt Securities
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500,000 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47.5 million at December 31, 2024.
On October 26, 2022, the Company issued $40.0 million of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.00% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company is entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events.
On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4.7 million. The Century Notes mature on December 22, 2031, and through December 22, 2026 will bear a fixed rate of interest of 3.50% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest will reset quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears.
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
Our percentage of deposits that were uninsured as of December 31, 2024, was approximately 31.5%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses that allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of December 31, 2024, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.
The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2024 and 2023.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2024

Tier 1 capital (to average assets)
Company	$245,711	8.67%	$113,353	4.00%	$—	—
Bank	$324,487	11.45%	$113,353	4.00%	$141,691	5.00%

CET 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$174,815	7.00%	$—	—
Bank	$324,487	12.99%	$174,815	7.00%	$162,328	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$212,275	8.50%	$—	—
Bank	$324,487	12.99%	$212,275	8.50%	$199,788	8.00%

Total capital (to risk-weighted assets)
Company	$367,954	14.73%	$262,222	10.50%	$—	—
Bank	$354,230	14.18%	$262,222	10.50%	$249,735	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2023

Tier 1 capital (to average assets)
Company	$205,582	8.99%	$91,503	4.00%	$—	—
Bank	$274,850	12.01%	$91,503	4.00%	$114,379	5.00%

CET 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$156,378	7.00%	$—	—
Bank	$274,850	12.30%	$156,378	7.00%	$145,209	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$205,582	9.20%	$189,888	8.50%	$—	—
Bank	$274,850	12.30%	$189,888	8.50%	$178,718	8.00%

Total capital (to risk-weighted assets)
Company	$319,199	14.29%	$234,568	10.50%	$—	—
Bank	$300,467	13.45%	$234,568	10.50%	$223,398	10.00%

Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at December 31, 2024.

	Payments Due as of December 31, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$607,846	$46,636	$27	$654,509
FHLB advances	22,000	—	—	22,000
Subordinated notes	—	—	91,245	91,245
Other borrowings	18,000	(21)	—	17,979
Total contractual obligations	$647,846	$46,615	$91,272	$785,733
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
The following table summarizes commitments we have made as of the dates presented.

	December 31,
	2024	2023
	(dollars in thousands)

Commitments to extend credit	$401,912	$501,935
Standby letters of credit	5,901	2,846
Total	$407,813	$504,781

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

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	December 31,
	2024	2023
Change in Interest Rates (Basis Points)
+400	2.30	6.00
+300	2.10	4.90
+200	1.70	3.60
+100	0.90	1.90
-100	(1.10)	(3.60)
-200	(3.50)	(6.10)
-300	(7.70)	(8.50)
-400	(12.60)	(12.30)
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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2024, included in this Annual Report on Form 10-K.
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
Anniston, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Southern States Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama
March 14, 2025

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$27,321	$19,710
Interest-bearing deposits in banks	153,833	134,846
Federal funds sold	79,080	96,095
Total cash and cash equivalents	260,234	250,651

Securities available for sale, at fair value ($207,595 amortized cost, $0 allowance for credit losses at December 31, 2024; $190,322 amortized cost, $0 allowance for credit losses at December 31, 2023)	196,870	179,000
Securities held to maturity, at amortized cost ($16,032 at fair value, $0 allowance for credit losses at December 31, 2024; $16,233 at fair value, $0 allowance for credit losses at December 31, 2023)	19,611	19,632
Other equity securities, at fair value	3,697	3,649
Restricted equity securities, at cost	4,441	5,684
Loans held for sale	404	450

Loans, net of unearned income	2,226,569	1,884,508
Less allowance for credit losses	28,338	24,378
Loans, net	2,198,231	1,860,130

Premises and equipment, net	32,048	26,426
Accrued interest receivable	10,111	8,711
Bank owned life insurance	39,431	29,884
Annuities	16,772	15,036
Foreclosed assets	—	33
Goodwill	33,176	16,862
Core deposit intangible	8,939	899
Other assets	24,289	29,616

Total assets	$2,848,254	$2,446,663

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$575,357	$437,959
Interest-bearing	1,835,940	1,580,230
Total deposits	2,411,297	2,018,189

Other borrowings	17,979	26,994
FHLB advances	22,000	70,000
Subordinated notes	91,245	86,679
Accrued interest payable	2,172	1,519
Other liabilities	23,672	28,318
Total liabilities	2,568,365	2,231,699

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 9,889,260 and 8,841,349 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	49,821	44,479
Capital surplus	106,637	78,361
Retained earnings	134,075	102,523
Accumulated other comprehensive loss	(7,936)	(8,379)
Unvested restricted stock	(567)	(466)
Vested restricted stock units	(2,141)	(1,554)

Total stockholders' equity	279,889	214,964

Total liabilities and stockholders' equity	$2,848,254	$2,446,663
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)

	For the Years Ended
	2024	2023
Interest income:
Loans, including fees	$146,712	$114,662
Taxable securities	8,462	6,806
Nontaxable securities	952	977
Other interest and dividends	13,655	9,815
Total interest income	169,781	132,260

Interest expense:
Deposits	70,630	45,368
Other borrowings	7,444	6,780
Total interest expense	78,074	52,148

Net interest income	91,707	80,112
Provision for credit losses	4,957	6,090
Net interest income after provision for credit losses	86,750	74,022

Noninterest income:
Service charges on deposit accounts	2,022	1,790
Swap fees	27	691
SBA/USDA fees	391	344
Mortgage origination fees	356	533
Net gain on securities	108	555
Employee retention credit	1,162	—
Other operating income	3,324	4,961
Total noninterest income	7,390	8,874

Noninterest expenses:
Salaries and employee benefits	26,221	25,665
Equipment and occupancy expenses	3,021	2,776
Data processing fees	3,070	2,528
Regulatory assessments	1,590	1,198
Professional fees related to ERC	236	—
Merger-related expenses	1,511	—
Other operating expenses	12,899	9,709
Total noninterest expenses	48,548	41,876

Income before income taxes	45,592	41,020

Income tax expense	10,724	9,068

Net income	$34,868	$31,952

Basic earnings per share	$3.72	$3.63

Diluted earnings per share	$3.67	$3.53
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended
	2024	2023
Net income	$34,868	$31,952

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of tax of $155 and $935, respectively	443	2,660

Reclassification adjustment for losses on securities available for sale realized in net income, net of benefit of $0 and $3, respectively	—	9

Other comprehensive income	443	2,669

Comprehensive income	$35,311	$34,621
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2022	—	$—	8,706,920	$43,714	$76,785	$73,764	$(11,048)	$(477)	$(1,019)	$181,719
Net income	—	—	—	—	—	31,952	—	—	—	31,952
Issuance of common stock	—	—	4,875	24	85	—	—	—	—	109
Exercise of common stock options	—	—	143,644	718	736	—	—	—	—	1,454
Issuance of restricted stock	—	—	23,534	118	565	—	—	(683)	—	—
Forfeiture of restricted stock	—	—	(7,135)	(36)	(141)	—	—	177	—	—
Vesting of restricted stock units	—	—	—	157	741	—	—	—	(898)	—
Issuance of restricted stock units	—	—	12,713	—	—	—	—	—	363	363
Repurchase of common stock under the stock repurchase program	—	—	(43,202)	(216)	(763)	—	—	—	—	(979)
Stock-based compensation	—	—	—	—	353	—	—	517	—	870
Common stock dividends paid	—	—	—	—	—	(3,193)	—	—	—	(3,193)
Other comprehensive income	—	—	—	—	—	—	2,669	—	—	2,669
Balance, December 31, 2023	—	$—	8,841,349	$44,479	$78,361	$102,523	$(8,379)	$(466)	$(1,554)	$214,964
Net income	—	—	—	—	—	34,868	—	—	—	34,868
Issuance of common stock	—	—	4,622	23	111	—	—	—	—	134
Issuance of common stock - acquisition	—	—	961,920	4,810	26,664	—	—	—	—	31,474
Exercise of common stock options	—	—	55,444	276	36	—	—	—	—	312
Issuance of restricted stock	—	—	29,150	146	632	—	—	(778)	—	—
Forfeiture of restricted stock	—	—	(3,225)	(16)	(67)	—	—	83	—	—
Vested restricted stock units	—	—	—	103	484	—	—	—	(587)	—
Stock-based compensation	—	—	—	—	416	—	—	594	—	1,010
Common stock dividends paid	—	—	—	—	—	(3,316)	—	—	—	(3,316)
Other comprehensive income	—	—	—	—	—	—	443	—	—	443
Balance, December 31, 2024	—	$—	9,889,260	$49,821	$106,637	$134,075	$(7,936)	$(567)	$(2,141)	$279,889

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	2024	2023
OPERATING ACTIVITIES
Net income	$34,868	$31,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	1,253	1,168
Net loss on securities available for sale	—	12
Net gain on sale of other equity securities	(108)	(567)
Net amortization of securities	360	592
Amortization of core deposit intangible	856	327
Provision for credit losses	4,957	6,090
Deferred income taxes	(524)	(2,939)
Net loss on sale of foreclosed assets	—	20
Stock-based compensation	1,010	870
Net decrease in loans held for sale	46	597
Income from bank owned life insurance	(945)	(698)
Increase in interest receivable	(429)	(1,748)
Increase in interest payable	356	935
Net other operating activities	(2,192)	2,743

Net cash provided by operating activities	39,508	39,354

INVESTING ACTIVITIES
Cash acquired in transaction	74,262	—
Purchase of securities available for sale	(58,082)	(49,675)
Proceeds from sale of securities available for sale	106,005	10,532
Proceeds from sale of other equity securities	—	800
Proceeds from maturities, calls, and paydowns of securities available for sale	41,106	18,698
Net redemption (purchase) of restricted equity securities	1,977	(2,550)
Purchase of annuities	(909)	—
Purchase of bank owned life insurance	(2,700)	—
Net increase in loans	(215,187)	(296,739)
Proceeds from sale of foreclosed assets	33	403
Purchase of premises, equipment and software	(1,361)	(249)

Net cash used in investing activities	(54,856)	(318,780)

FINANCING ACTIVITIES
Net increase in deposits	84,361	297,446
Proceeds from issuance of common stock	446	1,563
Proceeds from restricted stock units	—	363
Repurchase of common stock	—	(979)
Net (repayment) proceeds of FHLB advances	(48,000)	39,000
Net (repayment) proceeds of other borrowings	(9,015)	27,013
Net proceeds of subordinated notes	455	365
Common stock dividends paid	(3,316)	(3,193)

Net cash provided by financing activities	24,931	361,578

Net increase in cash and cash equivalents	9,583	82,152

Cash and cash equivalents at beginning of year	250,651	168,499

Cash and cash equivalents at end of year	$260,234	$250,651

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$77,718	$51,213
Income taxes	$12,418	$12,956

NONCASH TRANSACTIONS
Transfers of loans to foreclosed assets	$—	$43
Internally financed sales of foreclosed assets	$—	$2,517
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. As of December 31, 2024, the Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, and Roanoke, Alabama as well as Columbus, Carrollton, Cartersville, Dallas, Newnan and Rockmart, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve System Board announced an interim final rule amending Regulation D to lower all transaction account reserve requirement ratios to zero percent, thereby eliminating all reserve requirements as of December 31, 2024 and 2023.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. As of December 31, 2024, the Company had $19,611 of held to maturity securities and no related valuation account.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,194 and $1,147 at December 31, 2024 and 2023, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $8,786 and $7,377 at December 31, 2024 and 2023, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1,405 and $1,239 at December 31, 2024 and 2023, respectively.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment exists at December 31, 2024.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in December 2024. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of December 31, 2024 and based on that evaluation there was no impairment.

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
Fair Value of Financial Instruments
Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
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
Prior to the acquisition, Century Bank operated branch offices in Cartersville and Rockmart, Georgia and provided a full range of banking services. Including the effects of the purchase method of accounting adjustments, the Company acquired $334,622 in assets, including $127,871 in loans, and $308,747 in deposits. The merger expanded and strengthened the Company’s footprint in the Georgia market.
The fair value of consideration paid exceeded the net assets acquired and resulted in goodwill of $16,313. The Company performs a quarterly and annual impairment test on goodwill and no impairment was recorded as of December 31, 2024.
The acquired assets and assumed liabilities as of July 31, 2024, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table:

		Fair Value	As Recorded by
	Acquired	Adjustments	the Company

Cash and cash equivalents	$66,605	$—	$66,605
Securities available for sale - sold day 1	104,724	—	104,724
Securities available for sale	2,750	(286)	2,464
Restricted equity securities	734	—	734
Time deposits held as investments	10,897	(90)	10,807
Loans	132,618	(4,747)	127,871
Less allowance for credit losses	(1,619)	1,619	—
Core deposit intangible	—	8,896	8,896
Premises and equipment, net	3,903	1,610	5,513
Other assets	9,203	(2,195)	7,008
Total assets acquired	$329,815	$4,807	$334,622

Deposits	308,535	212	308,747
Subordinated notes	5,000	(307)	4,693
Accrued expenses and other liabilities	2,871	—	2,871
Total liabilities assumed	$316,406	$(95)	$316,311
Net assets acquired			18,311
Cash			3,150
Common stock issued (961,920 shares)			31,474
Total consideration paid			34,624
Goodwill			$16,313
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
Securities Available for Sale: Securities available for sale were acquired with an adjustment to fair value based upon pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads.
Restricted Equity Securities: The carrying amount of restricted equity securities with no readily determinable fair value approximates fair value based on the redemption provisions of the issuers, which is cost.
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
The following table presents pro-forma financial information as if the acquisition of CBB Bancorp had occurred on January 1, 2023. The results of operations of CBB Bancorp and Century Bank were included in the Company’s results beginning on August 1, 2024. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisition been effective as of January 1, 2023. No assumptions have been applied to the pro-forma results of operations regarding revenue enhancements, expense efficiencies or asset dispositions. The pro-forma financials below excludes merger-related third party expenses, the accretion of fair value marks on securities available for sale, time deposits held as investments, acquired loans, deposits, as well as the amortization of fair value marks on core deposit intangible and subordinated notes.

	For the Years Ended
	2024	2023

Net interest income	$96,747	$89,929
Net income	38,733	36,458

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

	For the Years Ended
	2024	2023
Basic Earnings Per Share:
Net Income	$34,868	$31,952
Weighted average common shares outstanding	9,357,336	8,809,590
Basic earnings per share	$3.72	$3.63
Diluted Earnings Per Share:
Net income allocated to common shareholders	$34,849	$31,938
Weighted average common shares outstanding	9,357,336	8,809,590
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	146,658	228,564
Average shares and dilutive potential common shares	9,503,994	9,038,154
Dilutive earnings per share	$3.67	$3.53

NOTE 4.    SECURITIES
The amortized cost and fair value of securities at December 31, 2024 and December 31, 2023 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$9,678	$—	$(869)	$8,809
U.S. Government Sponsored Enterprises (GSEs)	2,029	7	(206)	1,830
State and municipal securities	46,353	23	(4,613)	41,763
Corporate debt securities	15,024	13	(910)	14,127
Asset based securities	14,663	176	(347)	14,492
Mortgage-backed GSE residential/multifamily and non-GSE	119,848	234	(4,233)	115,849
Total securities available for sale	$207,595	$453	$(11,178)	$196,870

Securities Held to Maturity
State and municipal securities	19,611	—	(3,579)	16,032
Total securities held to maturity	$19,611	$—	$(3,579)	$16,032
Total securities	$227,206	$453	$(14,757)	$212,902

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
Securities with a carrying value of $19,529 and $27,477 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of December 31, 2024 and 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$2,427	$2,421	$482	$476
Due from one year to five years	12,824	11,976	11,671	10,855
Due after five to ten years	21,417	19,567	22,537	20,439
Due after ten years	51,079	47,057	54,326	50,285
Mortgage-backed securities	119,848	115,849	101,306	96,945
Total securities available for sale	$207,595	$196,870	$190,322	$179,000

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	16,801	13,740	7,743	6,483
Due after ten years	2,810	2,292	11,889	9,750
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,611	$16,032	$19,632	$16,233
Total securities	$227,206	$212,902	$209,954	$195,233

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4.    SECURITIES (Continued)
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the years ended December 31, 2024 and 2023 consist of the following:

	Years Ended December 31,
	2024	2023
Gross gains	$175	$792
Gross losses	(67)	(237)
Net realized gain (loss)	$108	$555

Restricted equity securities as of December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Federal Home Loan Bank stock	$3,023	$4,759
First National Banker’s Bankshares, Inc. stock	1,168	675
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$4,441	$5,684
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(869)	$8,809	$(869)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(206)	1,238	(206)
State and municipal securities	(24)	2,032	(4,589)	39,225	(4,613)
Corporate debt securities	—	—	(910)	12,108	(910)
Asset based securities	(1)	507	(346)	3,782	(347)
Mortgage-backed GSE residential/multifamily and non-GSE	(1,205)	38,701	(3,028)	37,891	(4,233)
Total securities available for sale	$(1,230)	$41,240	$(9,948)	$103,053	$(11,178)

Securities Held to Maturity
State and municipal securities	—	—	(3,579)	16,032	(3,579)
Total securities held to maturity	$—	$—	$(3,579)	$16,032	$(3,579)
Total securities	$(1,230)	$41,240	$(13,527)	$119,085	$(14,757)

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
The unrealized losses on 233 securities at December 31, 2024 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at December 31, 2024.
At December 31, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at December 31, 2024. All debt securities in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$238,603	10.7%	$242,960	12.9%
Residential	315,083	14.1%	224,603	11.9%
Commercial	1,350,091	60.4%	1,144,867	60.5%
Commercial and industrial	317,887	14.3%	269,961	14.3%
Consumer and other	11,580	0.5%	8,286	0.4%
Gross Loans	2,233,244	100.0%	1,890,677	100.0%
Deferred loan fees	(6,675)		(6,169)
Allowance for credit losses	(28,338)		(24,378)
Loans, net	$2,198,231		$1,860,130
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)
Credit Risk Management (Continued)
The following table summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$77,290	$35,395	$91,896	$16,615	$1,584	$5,892	$5,082	$233,754
Special Mention	—	—	—	—	—	4,289	—	4,289
Substandard	145	—	415	—	—	—	—	560
Doubtful	—	—	—	—	—	—	—	—
Total	77,435	35,395	92,311	16,615	1,584	10,181	5,082	238,603
YTD gross charge offs	—	—	—	—	—	—	—	—

Residential
Pass	60,216	63,257	63,590	21,866	44,848	20,451	40,346	314,574
Special Mention	—	—	—	—	—	—	—	—
Substandard	50	—	100	—	—	309	50	509
Doubtful	—	—	—	—	—	—	—	—
Total	60,266	63,257	63,690	21,866	44,848	20,760	40,396	315,083
YTD gross charge offs	—	—	—	—	—	11	—	11

Commercial
Pass	173,094	241,486	375,924	250,065	83,154	188,412	14,796	1,326,931
Special Mention	660	—	1,461	5,463	—	11,954	240	19,778
Substandard	—	664	437	325	479	1,477	—	3,382
Doubtful	—	—	—	—	—	—	—	—
Total	173,754	242,150	377,822	255,853	83,633	201,843	15,036	1,350,091
YTD gross charge offs	—	—	119	38	—	—	—	157

Commercial and industrial
Pass	63,387	70,165	37,732	16,052	15,064	5,732	102,167	310,299
Special Mention	987	56	—	—	—	314	2,827	4,184
Substandard	1	2,837	74	—	—	492	—	3,404
Doubtful	—	—	—	—	—	—	—	—
Total	64,375	73,058	37,806	16,052	15,064	6,538	104,994	317,887
YTD gross charge offs	—	—	1,210	—	—	—	—	1,210

Consumer and other
Pass	3,713	1,777	772	403	22	1,135	3,754	11,576
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	3,713	1,777	772	407	22	1,135	3,754	11,580
YTD gross charge offs	10	15	—	—	—	—	—	25

Gross Loans
Pass	377,700	412,080	569,914	305,001	144,672	221,622	166,145	2,197,134
Special Mention	1,647	56	1,461	5,463	—	16,557	3,067	28,251
Substandard	196	3,501	1,026	329	479	2,278	50	7,859
Doubtful	—	—	—	—	—	—	—	—
Total	$379,543	$415,637	$572,401	$310,793	$145,151	$240,457	$169,262	$2,233,244
YTD gross charge offs	$10	$15	$1,329	$38	$—	$11	$—	$1,403

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following tables summarize collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2024 and 2023:

	Real Estate	Other	Total	ACL
As of December 31, 2024
Real estate mortgages:
Construction and development	$696	$—	$696	$23
Residential	924	—	924	49
Commercial	9,672	—	9,672	557
Commercial and industrial	—	3,411	3,411	205
Consumer and other	—	11	11	—
Total	$11,292	$3,422	$14,714	$834

	Real Estate	Other	Total	ACL
As of December 31, 2023
Real estate mortgages:
Construction and development	$210	$—	$210	$31
Residential	980	—	980	72
Commercial	15,514	—	15,514	162
Commercial and industrial	—	3,131	3,131	1,100
Consumer and other	—	11	11	1
Total	$16,704	$3,142	$19,846	$1,366

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of December 31, 2024 and 2023:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of December 31, 2024
Real estate mortgages:
Construction and development	$237,390	$636	$162	$—	$798	$—	$415	$238,603
Residential	313,660	818	46	—	864	21	538	315,083
Commercial	1,340,990	5,239	1,667	98	7,004	1,772	325	1,350,091
Commercial and industrial	313,454	1,070	—	—	1,070	570	2,793	317,887
Consumer and other	11,569	10	—	1	11	—	—	11,580
Total	$2,217,063	$7,773	$1,875	$99	$9,747	$2,363	$4,071	$2,233,244

As of December 31, 2023
Real estate mortgages:
Construction and development	$242,315	$591	$54	$—	$645	$—	$—	$242,960
Residential	223,195	1,106	—	51	1,157	23	228	224,603
Commercial	1,140,587	3,245	160	109	3,514	324	442	1,144,867
Commercial and industrial	269,598	265	98	—	363	—	—	269,961
Consumer and other	8,259	17	10	—	27	—	—	8,286
Total	$1,883,954	$5,224	$322	$160	$5,706	$347	$670	$1,890,677

The Company recognized $414 and $62 of interest income on nonaccrual loans during the years ended December 31, 2024, and 2023, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of December 31, 2024 and 2023. As described in Note 1, the Company adopted ASU 2016-13 on January 1, 2023, which replaced the existing incurred loss methodology with an expected credit loss methodology (referred to as CECL). Under the incurred loss methodology, reserves for credit losses were recognized only when the losses were probable or had been incurred; under CECL, the Company is required to recognize the full amount of expected credit losses for the lifetime of the loan, based on historical experience, current conditions and reasonable and supportable forecasts. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. The allowance for credit losses on unfunded commitments as the result of the adoption of ASC 326 was $1,285. At December 31, 2024, $1,405 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)
Allowance for Credit Losses (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Provision for credit losses	4,169	744	44	4,957
Loans charged off	(168)	(1,210)	(25)	(1,403)
Recoveries of loans previously charged off	34	367	5	406
Ending balance at December 31, 2024	$23,861	$4,367	$110	$28,338

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2022	$14,443	$5,642	$71	$20,156
Impact of adoption of ASC 326	(1,164)	(120)	(1)	(1,285)
Provision (credit) for credit losses	6,509	(424)	5	6,090
Loans charged off	(3)	(686)	(8)	(697)
Recoveries of loans previously charged off	41	54	19	114
Ending balance at December 31, 2023	$19,826	$4,466	$86	$24,378
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
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during year ended December 31, 2024.

Year Ended December 31, 2024	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$—	$—	$—	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$—	$—	$—	—%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5.    LOANS (Continued)
Modifications to Borrowers Experiencing Financial Difficulty (Continued)
The Company had no modified loans during the year ended December 31, 2024 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of December 31, 2024.
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023.

Year Ended December 31, 2023	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	89	117	$206	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$89	$117	$206	—%
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
Accretable Yield
The Company did not acquire any purchase credit deteriorated loans (PCD) as a result of the merger with Century Bank. Changes in the accretable yield, or income expected to be collected, on acquired non-PCD loans as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023

Balance, beginning of the year	$67	$131
Additions	4,747	—
Disposals	(79)	(16)
Accretion	(363)	(48)
Balance, beginning of the period	$4,372	$67

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 6.    FORECLOSED ASSETS

A summary of foreclosed assets is presented as follows:

	December 31,
	2024	2023
Balance, beginning of year	$33	$2,930
Acquired through settlement of loans	—	43
Sales proceeds	(33)	(403)
Transfers to loans	—	(2,517)
Net loss on sales of foreclosed assets	—	(20)
Balance, end of year	$—	$33

The carrying amount of other real estate owned categorized as residential real estate at December 31, 2024 and 2023 was $0.

NOTE 7.    PREMISES AND EQUIPMENT
Premises and equipment is summarized as follows:

	December 31,
	2024	2023
Land and land improvements	$10,444	$8,720
Building	26,872	23,120
Furniture and equipment	6,691	5,292
	44,007	37,132
Accumulated depreciation	(11,959)	(10,706)
Total premises and equipment	$32,048	$26,426

NOTE 8.    LEASES
The Company leases certain office facilities under long-term operating lease agreements. The leases expire at various dates through 2029 and some include renewal options. Many of these leases require the payment of property taxes, insurance premiums, maintenance, utilities and other costs. In many cases, rentals are subject to increase in relation to a cost-of-living index. The Company accounts for lease and non-lease components together as a single lease component. The Company determines if an arrangement is a lease at inception. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Rental expense included in the consolidated statements of income for the years ended December 31, 2024 and 2023 is $275 and $254, respectively.
The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as operating or financing. Operating leases with terms greater than one year are included in other assets and other liabilities on the Company's consolidated balance sheets. Agreements with both lease and non-lease components are accounted for as a single lease component, with only the lease component capitalized. Operating right-of-use assets and lease liabilities are included on the balance sheet in other assets and other liabilities, respectively, and are recognized at the commencement date based on the present value of lease payments over the term using the interest rate implicit in the contract, when available, or the Company's incremental collateralized borrowing rate with similar terms.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 8.    LEASES (CONTINUED)
The table below summarizes information related to the Company's operating leases as of and for the year ended December 31, 2024 and 2023 :

	December 31,
	2024	2023
Operating lease right-of-use assets	$911	$538
Operating lease liabilities	$922	$545
Weighted average remaining operating lease term	3.9 years	3.9 years
Weighted average operating lease discount rate	4.5%	4.5%
Future obligations over the primary and renewal option terms of the Company’s long-term operating leases as of December 31, 2024, were as follows:

2025	$279
2026	255
2027	253
2028	159
2029	61
Thereafter	—
Total Lease Payments	1,007
Less: Interest	(85)
Operating Lease Liability	$922

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 9 .    DEPOSITS
Major classifications of deposits are as follows:

	December 31,
	2024	2023
Noninterest-bearing transaction	$575,357	$437,959
Interest-bearing transaction	1,128,959	946,347
Savings	52,472	35,412
Time deposits, $250,000 and under	512,717	500,406
Time deposits, over $250,000	141,792	98,065
Total	$2,411,297	$2,018,189
Brokered deposits totaled $150,014 at December 31, 2024 and $230,858 at December 31, 2023. The scheduled maturities of time deposits at December 31, 2024 are as follows:

2025	$607,846
2026	23,031
2027	9,695
2028	6,673
2029	7,237
Thereafter	27
Total	$654,509
At December 31, 2024 and 2023, overdrawn transaction accounts reclassified to loans totaled $639 and $174, respectively.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 10.    BORROWINGS
Borrowings consist of the following:

	December 31,
	2024	2023
Short-term Federal Reserve Bank discount window advance with principal and interest due February 2024 at a fixed interest rate of 5.5%.	$—	$10,000

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2024 and interest rates ranging from 3.60% to 5.57%.	—	58,000

Short-term fixed rate federal funds with principal and interest due January 2025 at a fixed interest rate of 4.9%.	10,000	—

Short-term fixed rate federal funds with principal and interest due January 2024 at a fixed interest rate of 8.0%.	—	10,000

Short-term Bank Term Funding Program from the Federal Reserve Bank advance with principal and interest due January 2025 at a fixed interest rate of 4.76%.	8,000	—

Short-term Bank Term Funding Program from the Federal Reserve Bank advance with principal and interest due December 2024 at a fixed interest rate of 4.97%.	—	7,000

Short-term fixed rate Federal Home Loan Bank advances with interest and principal payments due at various maturity dates through 2025 and interest rates ranging from 5.13% to 5.51%.	22,000	12,000

Short-term variable $25,000 line of credit with interest due quarterly at the WSJ Prime Rate, maturity August 2026.	(21)	(6)

Subordinated notes with interest due quarterly at an initial fixed rate of 3.5% until December 22, 2026, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 242 basis points through maturity on December 22, 2031.	4,677	—

Subordinated notes with interest due quarterly at an initial fixed rate of 3.5% until February 7, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points through maturity on February 7, 2032.	47,040	47,318

Subordinated notes with interest due quarterly at an initial fixed rate of 7.0% until October 26, 2027, then will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points through maturity on October 26, 2032.	39,528	39,361
	$131,224	$183,673

Contractual maturities of other borrowings as of December 31, 2024 are as follows:

2025	$40,000
2026	(21)
2027	—
2028	—
2029	—
Thereafter	91,245
Total	$131,224

The short-term variable $25,000 line of credit from First Horizon Bank is collateralized by 100% of the capital stock of the Bank.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 10.    BORROWINGS (Continued)
Advances from the Federal Home Loan Bank of Atlanta are secured by a blanket floating lien on qualifying commercial mortgages of $157,666, residential mortgages of $50,205, and on qualifying home equity lines of credit of $7,298. At December 31, 2024 and 2023, the Company had borrowing capacity from the FHLB of $148,794 and $162,676, respectively. The Company had $22,000 and $70,000 outstanding as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company has accommodations which allow the purchase of federal funds from several correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid in less than a month. Under these arrangements, the Company had $92,200 and $89,200 available as of December 31, 2024 and 2023, respectively. The Company had $10,000 outstanding as of December 31, 2024 and 2023.
The Company has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows institutions to borrow money on a short-term basis to meet temporary liquidity shortages. The Company had borrowing capacity under this arrangement of $272,912 and $295,676 as of December 31, 2024 and 2023, respectively, and had $0 and $10,000 outstanding as of December 31, 2024 and 2023, respectively. There was $272,912 and $285,676 available as of December 31, 2024 and 2023, respectively.
On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. Borrowings are funded based on a percentage of the principal of eligible collateral posted, as defined within the terms of the program. Interest is payable at a fixed rate over the term of the borrowing and there are no prepayment penalties. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Company has no more borrowing capacity or availability to borrow, but had $8,000 and $7,000 outstanding as of December 31, 2024 and 2023, respectively.
Subordinated Notes
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47,500 at December 31, 2024. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2024, the remaining balance of the debt issuance cost was $460. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2024, the remaining balance of the debt issuance cost was $472. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 10.    BORROWINGS (Continued)
Subordinated Notes (Continued)
On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4,703. The Century Notes will mature on December 22, 2031, and through December 22, 2026 will bear a fixed rate of interest of 3.50% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest will reset quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears. Issuance costs related to the Century Notes totaled $172 and have been netted against the subordinated notes liability on the balance sheet. At December 31, 2024, the remaining balance of the debt issuance cost was $69. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023. As of December 31, 2024, the Company has posted cash collateral of $5,970. The amount of gain recognized in income on derivatives as a fair value adjustment and fee income, for the year ended December 31, 2024, were $25 and $2, respectively.

December 31, 2024				December 31, 2023
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$101,185	Other Assets	$6,444	Interest Rate Products	$104,180	Other Assets	$7,691
Interest Rate Products	101,185	Other Liabilities	(6,454)	Interest Rate Products	104,180	Other Liabilities	(7,726)

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

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
As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,582. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $6,582, less the required collateral of $5,970.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    EMPLOYEE AND DIRECTOR BENEFITS

Incentive Stock Compensation
The Company maintains the 2017 Incentive Stock Compensation Plan which allows for the grants to directors and employees of incentive and nonqualified stock options depending on the eligibility of the recipient. In addition, it allows for the grants of restricted stock and restricted stock units. The grants, including the terms of the award, are determined by the Compensation Committee, and approved by the Board of Directors. As of December 31, 2024, there are 395,968 equity units available to be granted.
Incentive Stock Options
Pertinent information related to the options is as follows:

	Number	Weighted Average Exercise Price
Year Ended December 31, 2024
Options outstanding, beginning of year	325,715	$17.65
Granted	32,572	26.78
Exercised	(107,428)	16.73
Forfeited	(7,418)	24.95
Options outstanding, end of year	243,441	$19.06
Weighted average remaining contractual life		5.17 years

Exercisable, end of year	188,908	$17.06

Year Ended December 31, 2023
Options outstanding, beginning of year	518,259	$15.72
Granted	27,839	29.73
Exercised	(180,141)	13.07
Forfeited	(40,242)	21.61
Options outstanding, end of year	325,715	$17.65
Weighted average remaining contractual life		5.32 years

Exercisable, end of year	269,045	$16.39

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Incentive Stock Options (Continued)
Exercisable options at December 31, 2024 were as follows:

Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(dollars in thousands)

$10.00	20,000	$10.00	1.05	$466
14.00	7,500	14.00	2.28	145
14.00	4,500	14.00	2.62	87
14.00	5,000	14.00	2.96	97
14.50	30,000	14.50	3.05	564
14.50	5,000	14.50	3.91	94
16.00	33,073	16.00	4.10	572
20.10	32,488	20.10	5.05	429
20.10	14,312	20.10	5.10	189
18.34	2,000	18.34	5.96	30
20.03	15,499	20.03	6.10	206
20.61	13,108	20.61	7.09	166
30.23	6,043	30.23	8.11	19
23.61	190	23.61	8.26	2
22.53	195	22.53	8.79	2
	188,908	$17.07	4.24	$3,068
For the years ended December 31, 2024 and 2023, the Company recognized $416 and $353, respectively, in stock-based compensation expense related to stock option awards. As of December 31, 2024 and 2023, there is $557 and $484, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 1.54 years.
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
The following weighted average assumptions were used in the calculations for 2024 and 2023 as follows:

	December 31,
	2024	2023
Dividend yield	1.35%	1.22%
Weighted average volatility	80.37%	76.02%
Expected life in years	6.56 years	6.57 years
Risk-free interest rate	4.26%	3.92%
Weighted average grant-date fair value	$17.75	$19.14

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock
The Company awarded 29,150 shares of restricted stock during 2024 and 23,534 in 2023. The restriction is based upon continuous service and the shares will vest equally over three to five years. Nonvested restricted stock consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024
Nonvested, beginning of year	30,745	$24.47
Granted	29,150	26.68
Forfeited	(3,225)	25.75
Vested	(14,728)	23.26
Nonvested, end of year	41,942	$26.54

Year Ended December 31, 2023
Nonvested, beginning of year	39,295	$20.05
Granted	23,534	29.02
Forfeited	(7,135)	24.78
Vested	(24,949)	21.71
Nonvested, end of year	30,745	$24.47

As of December 31, 2024, there was $567 of unrecognized compensation cost related to nonvested restricted stock awards. Expense for restricted stock awards of $594 and $517 was recorded for the years ended December 31, 2024 and 2023, respectively.
Restricted Stock Units
On December 21, 2022, the Company amended the 2017 Incentive Stock Compensation Plan to allow for the grant of restricted stock units. The restriction is based upon continuous service until retirement. The units vested over three years and became fully vested on December 31, 2024. Nonvested restricted stock units consists of the following:

	Number	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024
Nonvested, beginning of year	27,240	$28.52
Granted	—	—
Vested	(20,582)	28.52
Forfeited	(6,658)	28.52
Nonvested, end of year	—	$—

Year Ended December 31, 2023
Nonvested, beginning of year	71,429	$28.52
Granted	—	—
Vested	(31,478)	28.52
Forfeited	(12,711)	28.52
Nonvested, end of year	27,240	$28.52

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 12.    EMPLOYEE AND DIRECTOR BENEFITS (Continued)
Restricted Stock Units (Continued)
As of December 31, 2024, there was $738 of unrecognized compensation cost related to nonvested restricted stock units. Expense for restricted stock units of $341 and $652 was recorded for the year ended December 31, 2024 and 2023, respectively.
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
The Company has recorded a liability as of December 31, 2024 and 2023, amounting to $7,227 and $5,095, respectively, for the present value of the future benefits to be paid under the SERP, which is recorded in other liabilities on the consolidated balance sheets. Expense related to the SERP totaled $1,317 and $821 for the years ended December 31, 2024 and 2023, respectively.
Bank Owned Life Insurance
Investments in bank owned life insurance programs are recorded at their respective cash surrender values. The cash surrender value and net interest earned on the related policies amounted to $39,431 and $945, respectively, as of and for the year ended December 31, 2024 and $29,884 and $698, respectively, as of and for the year ended December 31, 2023.

NOTE 13.    INCOME TAXES
Income tax expense consists of the following:

	Years Ended December 31,
	2024	2023

Current	$11,567	$12,007
Deferred	(843)	(2,939)
Income tax expense	$10,724	$9,068

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences as of December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023

Income tax expense at federal statutory rate	$9,574	$8,614
State income tax	1,793	1,530
Tax exempt income	(13)	(80)
Investment tax credit	(675)	(675)
Other	45	(321)
Income tax expense	$10,724	$9,068

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 13.    INCOME TAXES (Continued)
The components of deferred income taxes are as follows:

	December 31,
	2024	2023

Deferred income tax assets:
Funded credit loss reserves	$6,910	$6,371
Unfunded credit loss reserves	367	324
Deferred compensation	1,721	1,445
Intangible assets created from asset purchase	16	22
Loans purchased at a premium	366	18
Restricted stock	417	317
Deferred origination fees	1,744	1,612
Fair market adjustments	863	7
Employee retention credit	—	1,016
Unrealized loss on securities available for sale	2,788	2,944
Other	189	36
	15,381	14,112
Deferred income tax liabilities:
Loans purchased at a discount	80	90
Depreciation	767	174
Intangible assets created from stock purchase	2,337	235
Investment tax credit	250	230
Employee retention credit	7	—
Other	66	—
	3,507	729

Net deferred income tax asset	$11,874	$13,383

The Company and its subsidiary are subject to U.S. federal income tax, as well as income tax within the States of Alabama and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2021.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2024	2023
Commitments to extend credit	$401,912	$501,935
Standby letters of credit	5,901	2,846
Total	$407,813	$504,781
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2024 and 2023.

The allowance for credit losses on unfunded commitments as as follows:

	As of and For the Years Ended
	2024	2023
Allowance for credit losses on unfunded commitments at beginning of the period	$1,239	$—
Impact of adoption of ASC 326	—	1,285
Impact from acquisition	199	—
Credit for credit losses on unfunded commitments	(33)	(46)
Balance at the end of the period	$1,405	$1,239
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
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $70,354 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $35,177.
NOTE 16.    STOCKHOLDERS' EQUITY
As of December 31, 2024, the Company had 9,889,260 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2023, the Company had 8,841,349 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 17.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2024, approximately $78,750 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer that requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2024, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it was to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    REGULATORY MATTERS (Continued)
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of December 31, 2024, the Bank was well capitalized under the regulatory framework for prompt corrective action.
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of December 31, 2024, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024

Tier 1 capital (to average assets)
Company	$245,711	8.67%	$113,353	4.00%	$—	—
Bank	$324,487	11.45%	$113,353	4.00%	$141,691	5.00%

CET 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$174,815	7.00%	$—	—
Bank	$324,487	12.99%	$174,815	7.00%	$162,328	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$212,275	8.50%	$—	—
Bank	$324,487	12.99%	$212,275	8.50%	$199,788	8.00%

Total capital (to risk-weighted assets)
Company	$367,954	14.73%	$262,222	10.50%	$—	—
Bank	$354,230	14.18%	$262,222	10.50%	$249,735	10.00%

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 17.    REGULATORY MATTERS (Continued)
Community Bank Leverage Ratio Framework (Continued)

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
NOTE 18.    FAIR VALUE OF ASSETS AND LIABILITIES

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
U.S. Treasury securities	$8,809	$8,809	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	1,830	—	1,830	—
State and municipal securities	41,763	—	41,763	—
Corporate debt securities	14,127	—	14,127	—
Asset based securities	14,492	—	14,492	—
Mortgage-backed GSE residential/multifamily and non-GSE	115,849	—	115,849	—
Other equity securities	3,697	3,697	—	—
Interest Rate Products - asset	6,444	—	6,444	—
Interest Rate Products - liabilities	(6,454)	—	(6,454)	—

December 31, 2023
U.S. Treasury securities	$8,772	$8,772	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	2,268	—	2,268	—
State and municipal securities	41,069	—	41,069	—
Corporate debt securities	11,259	—	11,259	—
Asset based securities	18,687	—	18,687	—
Mortgage-backed GSE residential/multifamily and non-GSE	96,945	—	96,945	—
Other equity securities	3,649	3,649	—	—
Interest Rate Products - asset	7,691	—	7,691	—
Interest Rate Products - liabilities	(7,726)	—	(7,726)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2024 and 2023:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Individually analyzed loans	$2,957	$—	$—	$2,957
Foreclosed assets	—	—	—	—
Totals	$2,957	$—	$—	$2,957

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
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis as of December 31, 2024 and 2023.
For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2024, the significant unobservable inputs used in the fair value measurements are presented below.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements (Continued)

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$2,957	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$—	Appraisal	Appraisal discounts (%)	10-15%

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
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$260,234	$260,234	$—	$—
Securities available for sale	196,870	8,809	188,061	—
Other equity securities	3,697	3,697	—	—
Loans held for sale	404	—	404	—
Trading assets	6,444	—	6,444	—
Loans, net	2,198,231	—	2,167,286	2,957
Bank owned life insurance	39,431	—	39,431	—
Annuities	16,772	—	16,772	—
Accrued interest receivable	10,111	—	10,111	—
Restricted equity securities	4,441	—	—	4,441

Financial liabilities:
Deposits	$2,411,297	$—	$2,411,192	$—
Trading liabilities	6,454	—	6,454	—
FHLB advances	22,000	—	22,036	—
Other borrowings	17,979	—	17,979	—
Subordinated notes	91,245	—	91,245	—
Accrued interest payable	2,172	—	2,172	—

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 18.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Fair Value of Financial Instruments (Continued)

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$250,651	$250,651	$—	$—
Securities available for sale	179,000	8,772	170,228	—
Other equity securities	3,649	3,649	—	—
Loans held for sale	450	—	450	—
Trading assets	7,691	—	7,691	—
Loans, net	1,860,130	—	1,824,800	3,095
Bank owned life insurance	29,884	—	29,884	—
Annuities	15,036	—	15,036	—
Accrued interest receivable	8,711	—	8,711	—
Restricted equity securities	5,684	—	—	5,684

Financial liabilities:
Deposits	$2,018,189	$—	$2,016,506	$—
Trading liabilities	7,726	—	7,726	—
FHLB advances	70,000	—	70,029	—
Other borrowings	26,994	—	26,994	—
Subordinated notes	86,679	—	86,679	—
Accrued interest payable	1,519	—	1,519	—

NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 19. REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Other noninterest income primarily includes income on bank owned life insurance contracts, both transaction-based fees and account maintenance fees. Transaction based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Other account maintenance fees are recognized over time, usually on a monthly basis, as the Company’s performance obligation for services is satisfied.
NOTE 20. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheets of Southern States Bancshares, Inc. as of December 31, 2024 and 2023, and the condensed statements of income and cash flows for the years then ended.

CONDENSED BALANCE SHEET	December 31, 2024	December 31, 2023
Assets:
Cash	$9,582	$14,967
Investment in subsidiary	358,666	284,232
Other assets	4,250	3,529
Total assets	372,498	302,728

Liabilities and stockholders’ equity:
Other borrowings	$(21)	$(6)
Subordinated notes	91,245	86,679
Other liabilities	1,385	1,091
Total liabilities	92,609	87,764

Stockholders’ equity	279,889	214,964

Total liabilities and stockholders’ equity	$372,498	$302,728

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 20.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME	For the Years Ended
	2024	2023
Income
Dividend income from subsidiary	$3,701	$3,150
Dividend income from equity securities	—	(5)
Gain on equity securities	147	574
	3,848	3,719
Expense
Interest expense	5,039	4,903
Other	1,905	2,100
	6,944	7,003
Loss before income tax benefits and equity in undistributed earnings of subsidiary	(3,096)	(3,284)

Income tax benefits	1,619	1,530

Loss before equity in undistributed earnings of subsidiary	(1,477)	(1,754)

Equity in undistributed earnings of subsidiary	36,345	33,706

Net income	$34,868	$31,952

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 20.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOW	For the Years Ended
	2024	2023
OPERATING ACTIVITIES
Net income	$34,868	$31,952
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(36,345)	(33,706)
Stock-based compensation	1,010	870
Decrease in accrued interest payable	(8)	(3)
Net other operating expenses	(176)	(589)
Net cash used in operating activities	(651)	(1,476)

INVESTING ACTIVITIES
Cash paid in acquisition	(1,323)	—
Investment in equity securities	(174)	(1,094)

Net cash used in investing activities	(1,497)	(1,094)

FINANCING ACTIVITIES
Net (repayment) proceeds of note payable	(15)	13
Net (repayment) proceeds of subordinated notes	(352)	365
Issuance of common stock	446	1,563
Issuance of restricted stock units	—	363
Purchase of common stock	—	(979)
Common stock dividends paid	(3,316)	(3,193)
Net cash used in financing activities	(3,237)	(1,868)

Net decrease in cash	(5,385)	(4,438)

Cash at beginning of year	14,967	19,405

Cash at end of year	$9,582	$14,967

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 21.    RELATED PARTY TRANSACTIONS
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
Deposits from related parties held by the Company at December 31, 2024 and 2023 totaled $12,494 and $11,446, respectively.
Changes in related party loans for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Balance, beginning of year	$13,614	$5,691
Additions for new directors	—	8,025
Advances	5,106	2,999
Repayments	(5,498)	(3,101)
Balance, end of year	$13,222	$13,614

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment management determined that we maintained effective internal control over financial reporting as of the end of the period covered by this report.

Mauldin & Jenkins, LLC, an independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2024 and 2023, included in this Report. Their report is included in “Item 8. Financial Statements and Supplementary Data.” This Report does not include an attestation report of Mauldin & Jenkins, LLC on our internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

Equity Compensation Plan Information
The following table shows information about our common stock that may be issued under the 2017 Incentive Stock Compensation Plan, as amended (the “Incentive Plan”) as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (3)

Equity compensation plans approved by the security holders	285,383	$20.16	395,968
Equity compensation plans not approved by the security holders	—	—	—
Total	285,383	$20.16	395,968

(1) This column reflects the maximum number of shares of common stock that may be issued under outstanding and unvested options, restricted stock and restricted stock units at December 31, 2024.
(2) This column reflects the weighted-average exercise price of outstanding options granted under the Incentive Plan as of December 31, 2024.
(3) This column reflects the total number of shares of common stock remaining available for issuance under the Incentive Plan.

The Incentive Plan is the only plan under which our equity securities are authorized for issuance. The Incentive Plan was approved by our shareholder prior to our initial public offering. Please read Note 12 to our consolidated financial statements, entitled “Employee and Director Benefits” for a description of the Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) The following consolidated financial statements are incorporated by reference from “Item 8. Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to the Consolidated Financial Statements

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

10.4#
Third Amendment to Loan Agreement, dated August 23, 2024, between Southern States Bancshares, Inc. and First Horizon Bank (formerly First Tennessee Bank National Association), and related Third Amended and Restated Revolving Credit Note (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024, file number 001-40727).

10.5†
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

10.7†
Amendment No. 2 of the Southern States Bancshares, Inc. 2017 Incentive Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Southern States Bancshares Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023, file number 001-40727).

10.8†
Southern States Bancshares, Inc. Executive Deferred Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.6 to Southern States Bancshares, Inc.'s Annual Report on Form 10-K filed with the SEC on August 14, 2023, file number 001-40727).

10.9†
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

10.12†
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

10.18
Registration Rights Agreement, dated as of December 28, 2016, by and among Southern States Bancshares, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.16 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.19
Stock Purchase Agreement by and among Southern States Bancshares, Inc. and the purchasers identified on the signature pages thereto, dated as of December 27, 2016 (incorporated by reference to Exhibit 10.17 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

10.20#
Form of Subordinated Note Purchase Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on From 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.21
Form of Registration Rights Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on February 8, 2022, file number 001-40727).

10.22#
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.23
Form of Registration Rights Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 10.2 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on October 27, 2022, file number 001-40727).

10.24
Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Southern States Bancshares Inc.'s Current Report on Form 8-K filed with the SEC on February 28, 2024, file number 001-40727).

19.1*	Insider Trading Policy.
21.1
Subsidiaries of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

23.1*	Consent of Mauldin & Jenkins, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive-Based Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Indicates a management contract or compensatory plan.
#	Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(a)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: March 14, 2025	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 14, 2025	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 14, 2025	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2025	By:	/s/ J. Henry Smith, IV
J. Henry Smith, IV
Chairman of the Board

Date: March 14, 2025	By:	/s/ Lewis C. Beavers
Lewis C. Beavers
Director

Date: March 14, 2025	By:	/s/ Daniel A. Cummings
Daniel A. Cummings
Director

Date: March 14, 2025	By:	/s/ Richard E. Drews, Jr.
Richard E. Drews, Jr.
Director

Date: March 14, 2025	By:	/s/ Alfred J. Hayes, Jr.
Alfred J. Hayes, Jr.
Director

Date: March 14, 2025	By:	/s/ Jonathan W. Hinton
Jonathan W. Hinton
Director

Date: March 14, 2025	By:	/s/ Brent D. Hitson
Brent D. Hitson
Director

Date: March 14, 2025	By:	/s/ Brian S. Holmes
Brian S. Holmes
Director

Date: March 14, 2025	By:	/s/ Christine Hunsaker
Christine Hunsaker
Director

Date: March 14, 2025	By:	/s/ Cynthia S. McCarty
Cynthia S. McCarty
Director

Date: March 14, 2025	By:	/s/ Jay F. Pumroy
Jay F. Pumroy
Director