Form 10-K/A
period 2024-12-31
Southern States Bancshares, Inc.
filed 2025-04-18
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of April 16, 2025, the registrant had 9,922,708 shares of common stock, $5 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 31, 2025, Southern States Bancshares, Inc. (“we,” “our” and “us”), the parent company of Southern States Bank (the “Bank”), and FB Financial Corporation (“FB Financial”), the parent company of FirstBank (“FirstBank”), entered into an Agreement and Plan of Merger (the “Agreement”), pursuant to which: (a) Southern States will, subject to the terms and conditions set forth in the Agreement, merge with and into FB Financial (the “Corporate Merger”), with FB Financial as the surviving corporation in the Corporate Merger and (b) immediately following the Corporate Merger, the Bank will merge with and into FirstBank (the “Bank Merger,” and together with the Corporate Merger, the “Merger”) with FirstBank as the surviving bank in the Bank Merger.

In light of the Merger, we have elected to file this Amendment No. 1 on Form 10-K (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025 (the “Form 10-K”). The purpose of this Form 10-K/A is to include information required in Part III (Items 10, 11, 12, 13 and 14).

Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board oversees our business and monitors the performance of management. The following table sets forth certain information about our directors, including their names, ages and year in which they began serving as a director of the Company.

Directors	Age	Director Since
Lewis C. Beavers	74	2019
Daniel A. Cummings	55	2023
Richard E. Drews, Jr.	67	July 2024
Alfred J. Hayes, Jr.	80	2015
Jonathan W. Hinton	42	2023
Brent D. Hitson	58	2007
Brian S. Holmes	61	2007
Christine Hunsaker	58	2023
Cynthia S. McCarty	64	2020
Jay F. Pumroy	68	2007
J. Henry Smith, IV	55	2009
Mark A. Chambers	61	2022

In accordance with our bylaws, the total number of directors constituting the entire board may not be less than five nor more than fifteen. Our board is currently composed of twelve members. Each director serves for a one year term, or until his or her successor is elected or qualified, or until his or her earlier death, resignation or removal. Our directors discharge their responsibilities throughout the year at board and committee meetings and also through telephone contact and other communications with our executive officers or directors.

A brief description of the background of each of our directors, together with the experience, qualifications, attributes or skills that qualify each to serve as a director, is set forth below (other than Mark A. Chambers, whose background is provided further below in “Current Executive Officers”).

Lewis C. Beavers. Mr. Beavers has worked as the managing partner of Lawrence, See & Beavers, a privately owned accounting firm, since 1976, and has served as Secretary and Treasurer of L&A Enterprises, Inc., a residential construction company, since 2002. He has served as a member of the Finance Committee of the Douglas County Chamber of Commerce since 2005 and has previously served on several advisory boards of community banks in Georgia. From 2006 until 2019, he served on the board of directors of Small Town Bank. Mr. Beavers holds a Bachelor of Business Administration in Accounting and Finance from West Georgia College. He received his CPA certificate in 1975 and currently holds a Residential Construction Contractor’s license from Georgia. Mr. Beavers’ extensive accounting and financial expertise, including in our industry and related industries, are among his qualifications to serve as a member of our board.

Daniel A. Cummings. Mr. Cummings has been a commercial real estate investor for more than 20 years in the Atlanta area. Earlier in his career, he worked for a regional financial institution, where he was responsible for the placement of more than $1 billion in debt and equity financing with local, regional, and national real estate operators. Mr. Cummings holds a Bachelor of Arts in Economics and a Masters of Business Administration from Louisiana State University. Mr. Cummings’s knowledge in business and economics are among his qualifications to serve as a member of our board.

Richard E. Drews, Jr. Mr. Drews is a retired commercial banker and since July 31, 2024, has served as a director of Southern States Bancshares, Inc. and Southern States Bank. Since November of 2005 he had been President and CEO of CBB Bancorp and CEO of its subsidiary bank, Century Bank of Georgia, in addition to serving on both boards of directors. Prior to that, he served as Century’s Executive Vice President and Senior Lender from the bank’s formation in June of 2000. From March 1987 until June 2000, he was with Hardwick Holding Company in various capacities with its subsidiary banks, first serving as Vice President of Hardwick Bank & Trust, Executive Vice President of Calhoun First National Bank, and finally President of Peoples First National Bank and director of its parent, First National Bank of Northwest Georgia. Hardwick Holding Company sold to BB&T in June 2000. He received his education at the University of Florida, Florida School of Bank and the Graduate School of Bank of the South at Louisiana State University.

Alfred J. Hayes, Jr. Mr. Hayes has over 40 years of banking experience. Mr. Hayes retired from First Union Bank in 1997 after 30 years, and from Colonial Bank in 2009. Mr. Hayes is active in civic, social, and professional organizations in Columbus, Georgia. Mr. Hayes holds a Bachelor of Business Administration in Real Estate from the University of Georgia and a Masters of Business Administration from Columbus State University. Mr. Hayes’ extensive experience working in our industry and his understanding of the regulatory structure in which we operate are among his qualifications to serve as a member of our board.

Jonathan W. Hinton. Mr. Hinton is an entrepreneur who has founded and held significant positions in several companies. Mr. Hinton holds a Bachelor of Business Administration in Accounting from Georgia State University and a Masters of Business Administration from the Massachusetts Institute of Technology. Mr. Hinton’s entrepreneurial expertise and knowledge in accounting are among his qualifications to serve as a member of our board.

Brent D. Hitson. Mr. Hitson is a partner at Burr & Forman LLP, a law firm in Birmingham, Alabama, a position he has held since 2005. Mr. Hitson holds a Bachelor of Science in Business Administration from Auburn University and a Juris Doctorate from Cumberland School of Law at Samford University. Upon graduation from law school in 1996, Mr. Hitson spent a year working as a judicial law clerk at the United States Court of Federal Claims in Washington, D.C. Mr. Hitson is licensed to practice law in Alabama, Georgia and Mississippi, and has handled matters in multiple state and federal courts across the United States. Mr. Hitson’s legal expertise combined with his past experience owning and managing his own company are among his qualifications to serve as a member of our board.

Brian S. Holmes. Mr. Holmes has owned and served as President of Holmes II Excavation, Inc., a privately owned construction company, since 1992, and as owner of Holmes Aviation, LLC, since 2009. Mr. Holmes has also owned and served as managing member of Holmes & Holmes Holding, LLC, since 2014, and as owner and managing member of Salt Creek Land Company, LLC, a real estate investment company, since 2001. Mr. Holmes is currently part owner and member of TLC, LLC, a real estate investment company, which he has owned since 2010. Mr. Holmes’ experience and expertise in management and business operations are among his qualifications to serve as a member of our board.

Christine Hunsaker. Ms. Hunsaker is the founder and president of Hunsaker Partners, a funeral services company that owns and operates cemeteries, funeral homes and crematories throughout Greater Atlanta. She is a veteran of the industry and previously held senior executive positions at leading funeral service companies. Ms. Hunsaker holds a Masters of Business Administration from the University of Cape Town. Ms. Hunsakers’s extensive managerial experience and knowledge of business operations are among her qualifications to serve as a member of our board.

Cynthia S. McCarty. Ms. McCarty is a professor of economics at Jacksonville State University, a position she has held since 1990. Ms. McCarty holds a Bachelor of Arts degree in Foreign Language International Trade with a minor in Finance and Economics from Auburn University. She also holds a Masters in Business Administration from Samford University and a PhD in Economics from the University of North Carolina Chapel Hill. Ms. McCarty’s business and economic knowledge and expertise are among her qualifications to serve as a member of our board.

Jay F. Pumroy. Mr. Pumroy holds a Bachelor of Science Degree in Accounting from the University of Alabama in Birmingham and a Juris Doctorate Degree from the University of Alabama. Mr. Pumroy is Senior Partner with the law firm of Wilson, Dillon, Pumroy & James, LLC, Anniston, Alabama, where he has practiced continuously since 1982. Mr. Pumroy is also licensed to practice law in Georgia. He is a member of the Calhoun/Cleburne Bar Association, the Alabama State Bar and the State Bar of Georgia. Mr. Pumroy is a member of the American Land Title Association, the Calhoun County Chamber of Commerce, the Alabama Cattlemen’s Association, an affiliate member of the Calhoun County Area Board of Realtors and was an associate member of the Home Builders Association of Greater Calhoun County for many years. Mr. Pumroy served as a Director of Mt. Cheaha Corporation, a Harley Davidson Motorcycle franchisee, from 2004 until 2020, served as a Member of the Board of Directors for the East Central Region of Colonial Bank from 1987 until 2006 and has served as a member of the Board of Directors of the Anniston Soup Bowl, Inc., a non-profit corporation, since 2013. Mr. Pumroy holds, or has held, investments in retail and commercial properties through various entities including Business Park, LLC, Covington Properties South, LLC, Leighton Avenue Properties, LLC, Medical Facilities Co., LLC, Northeast Alabama Real Estate Co., LLC, Raintree Developers, Inc., Retail Properties, LLC, and Woodstock Land Co., LLC. Mr. Pumroy’s legal background and business management experience are among his qualifications to serve as a member of our board.

J. Henry Smith, IV. For more than 20 years, Mr. Smith has served as President of Interstate Sheet Metal Co., Inc., a sheet metal contractor specializing in public works projects and other large contracts throughout Alabama. He holds a Bachelor of Arts in History from Vanderbilt University. Mr. Smith’s extensive managerial experience, as well as his business development and project execution experience and knowledge of business operations, are among his qualifications to serve as a member of our board.

Executive Officers

The following table sets forth certain information regarding our executive officers and the executive officers of the Bank, including their names, ages and positions:

Name	Age	Position with Southern States and the Bank
Mark A. Chambers	61	President and director of Southern States and the Bank and Chief Executive Officer of the Bank
Lynn J. Joyce	61	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary
Greg B. Smith	63	Senior Executive Vice President and Chief Risk Officer

The business experience of each of our executive officers is set forth below. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer. The compensation for Mr. Chambers, Ms. Joyce and Mr. Smith is set forth below under “Executive Compensation” and such persons are sometimes referred to as “named executive officers.”

Mark A. Chambers. Mr. Chambers was appointed by the board as our Chief Executive Officer and President on April 28, 2023. Mr. Chambers has served as our President since 2019 and joined the board on March 16, 2022. From 2007 until 2019, he served as Senior Executive Vice President and President, Southeast Region of Southern States. Prior to joining Southern States, Mr. Chambers worked as Market President at Wachovia Bank from 2004 until 2007, and as a Commercial Lender at Aliant Bank from 1998 until 2004. Mr. Chambers holds a Bachelor of Science in Finance and a Master of Business Administration from Auburn University.

Lynn J. Joyce. Ms. Joyce has served as Senior Executive Vice President and Chief Financial Officer of Southern States since 2013. Prior to joining Southern States, she served as Executive Vice President and Chief Financial Officer of First Financial Bank, a NASDAQ listed institution for a portion of time during her tenure, from 1992 until 2013. From 1986 until 1992, Ms. Joyce worked in the audit division of a major accounting firm. Ms. Joyce is a member of the Alabama Society of Certified Public Accountants. Ms. Joyce holds a Bachelor of Science in Business Administration – Accounting from the University of Alabama, in Huntsville.

Greg B. Smith. Mr. Smith has served as Senior Executive Vice President and Chief Risk Officer of Southern States since 2019. From 2006 until 2019, he served as our Senior Vice President and Chief Credit Officer. Prior to joining Southern States, he worked as Credit Admin, Commercial Loan Officer and Market President at Regions Bank. Mr. Smith holds a Bachelor of Science in Finance from the University of Alabama.

Our executive officers are appointed by our board and hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal. The executive officers of Southern States Bank are appointed by the board of Southern States and Bank hold office until their successors are duly appointed and qualified or until their earlier death, resignation or removal.

In addition to the executive officers listed above, the Bank is managed by a team of experienced bankers who oversee various aspects of our organization including lending, credit administration, treasury services, wealth management, marketing, finance, operations, information technology, regulatory compliance, risk management and human resources. Our team has a demonstrated track record of achieving profitable growth, maintaining a strong credit culture, implementing a relationship-driven approach to banking and successfully executing acquisitions. The depth of our team’s experience, market knowledge and long-term relationships provide us with a steady source of referral.

CORPORATE GOVERNANCE

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business, government or civic organizations. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their own unique experience. Each director must represent the interests of all stockholders. When considering potential director candidates, our board also considers the candidate’s independence, character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of our board. While we have no formal policy regarding the diversity of our board, our board may consider a broad range of factors relating to the qualifications and background of director nominees, which may include personal characteristics. Our board of director’s priority in selecting board members is the identification of persons who will further the interests of our stockholders through his or her record of professional and personal experiences and expertise relevant to our growth strategy.

Director Independence

Under the rules of NASDAQ, independent directors must comprise a majority of our board. The rules of NASDAQ, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our board has undertaken a review of the independence of each non-employee director based upon these rules and the charter of our Nominating and Corporate Governance Committee. Applying these standards, our board has affirmatively determined that, with the exception of Mr. Pumroy, Mr. Hitson and Mr. Drews, each of our current non-employee directors qualifies as an independent director under the applicable rules. The independent directors constitute a majority of our board.

In making independence determinations, our board has considered the current and prior relationships that each director has with us and all other facts and circumstances our board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Board Leadership Structure

Our board generally meets monthly. Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. It is our board of directors’ view that rather than having a rigid policy, the board of directors, with the advice and assistance of the Nominating and Corporate Governance Committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be separate. Our board solicits input and nominations from its members and elects one of its members as Chairman. Currently, the role of Chairman of our board is held by J. Henry Smith, IV. The board periodically meets in executive session without the presence of the Chief Executive Officer or other members of management.

Board Risk Management and Oversight

Our board is ultimately responsible for the oversight of our overall risk management processes while the Bank’s board is responsible for risk management oversight at the Bank. Our board approves policies that set operational standards and risk limits at the Bank, and any changes to the Bank’s risk management program require approval by the Bank’s board. Management is responsible for the implementation, integrity and maintenance of our risk management systems ensuring the directives are implemented and administered in compliance with the approved policy. Our board has established standing committees to oversee our corporate risk governance processes, as described more fully below. In addition, we have appointed a Chief Risk Officer, who is a member of our executive management team, to support the risk oversight responsibilities of the board and its committees and to involve management in risk management as appropriate by establishing committees comprised of management personnel who are assigned responsibility for oversight of certain operational risks. The Chief Risk Officer reports to the board periodically on our enterprise-wide risk management system. Greg B. Smith serves as our Chief Risk Officer.

Compensation Committee Interlocks and Insider Participation

No members of our compensation committee have been an officer or employee of the Company or the Bank. None of our executive officers is expected to serve or have served as a member of the board, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our compensation committee. To the extent that any members of our compensation committee have participated in transactions with us, a description of those transactions is provided in “Executive Compensation,” "Director Compensation,” and “Certain Relationships and Related Party Transactions.”

Code of Business Conduct and Ethics

Our board has adopted a Code of Business Conduct and Ethics that is designed to ensure that our directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Business Conduct and Ethics requires that our directors, executive officers and associates avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Amendments to the Code of Business Conduct and Ethics, or any waivers of their requirements with respect to our directors or executive officers, will be disclosed on our corporate website or by such other means as may be required by applicable NASDAQ or SEC rules. A copy of our Code of Business Conduct and Ethics is available free of charge on the Investor Relations section of our website at www.southernstatesbank.net.

Insider Trading Policy

Our board of directors has adopted an insider trading policy, which is applicable to all directors, officers, and employees of the Company and its subsidiaries. This policy expressly prohibits such persons from trading, either directly or indirectly, in our securities after becoming aware of material nonpublic information related to the Company or to another company the Company does business with. To further ensure compliance with this policy, guidelines have been established for blackout periods and preclearance procedures. Our insider trading policy provides guidance as to what constitutes material information and when information becomes public. The insider trading policy addresses transactions by family members, controlled entities, and under Company plans, as well as other types of short-term or hedging transactions. The policy discusses the consequences of an insider trading violation, additional trading restrictions, and certain reporting requirements applicable to directors, officers, and designated key employees. The insider trading policy requires all directors, officers, and employees of the Company and the Bank to provide a written certification of their understanding of, and intent to comply with, the policy.

This policy also provides that the Company itself will not engage in market transactions in its securities while in possession or aware of material nonpublic information relating to the Company or its securities.

Hedging

Our insider trading policy, which applies to our officers, directors, employees and consultants, prohibits hedging.

Board Committees

Our board has established standing committees in connection with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Our board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents.

Audit Committee

Our Audit Committee, which is a separately-designated audit committee in accordance with 3(a)(58)(A) of the Exchange Act, consists of Messrs. Beavers (Chairman), Hayes and Smith and Mmes. Hunsaker and McCarty. Our Audit Committee has the responsibility for, among other things:

•overseeing the design and implementation of our internal audit function;
•selecting, engaging and overseeing the independent auditors;
•overseeing the integrity of our financial statements, including the annual audit, the annual audited financial statements, financial information included in our periodic reports filed with the SEC and any earnings releases or presentations;
•overseeing our financial reporting process and internal controls;
•overseeing our compliance with applicable laws and regulations;
•overseeing our compliance and risk management functions;
•overseeing our process for receipt of complaints and confidential, anonymous submissions regarding accounting, internal accounting controls or auditing matters; and
•reviewing and investigating any possible violation of the Code of Business Conduct and Ethics or other standards of business conduct by any director or executive officer of the Company.

Rule 10A-3 promulgated by the SEC under the Exchange Act and applicable NASDAQ rules require our audit committee to be comprised entirely of independent directors. Our board has affirmatively determined that each of the members of our Audit Committee is independent under the rules of NASDAQ and for purposes of serving on an audit committee under applicable SEC rules. Our board also has determined that Mr. Beavers qualifies as an “audit committee financial expert” as defined by the SEC. Our board has adopted a written charter for our Audit Committee, which is available free of charge on the Investor Relations section of our website at www.southernstatesbank.net.

Compensation Committee

Our Compensation Committee consists of Messrs. Smith (Chairman), Beavers, Hayes, Holmes and Hinton. Our Compensation Committee is responsible for, among other things:

•reviewing and approving goals and objectives relevant to the compensation of our executive officers;
•evaluating the performance of our executive officers and determining and approving the compensation levels of executive officers based on that evaluation;
•reviewing and administering our equity incentive plans, including the 2017 Incentive Stock Compensation Plan, and executive compensation programs;
•reviewing, approving and submitting to the board for approval other compensation of our executive officers, and any significant amendments or changes to such arrangements; and
•preparing the report of the Compensation Committee as required by item 407(e)(5) of Regulation S-K, when applicable.

Applicable NASDAQ rules require the Compensation Committee to be comprised entirely of independent directors. Our board has affirmatively determined that each of the members of our Compensation Committee is independent under the rules of NASDAQ and for purposes of serving on a Compensation Committee under applicable SEC rules, and that each are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. To the extent that the Compensation Committee has one or more members who are not “non-employee directors” as defined in Rule 16b-3 of the Exchange Act, grants of stock or equity awards will be made by a subcommittee of the Compensation Committee consisting solely of “non-employee directors” or by our full board of directors. The Compensation Committee may form and delegate authority to subcommittees as the Compensation Committee deems necessary or appropriate. Our board has adopted a written charter for the Compensation Committee, which is available free of charge on the Investor Relations section of our website at www.southernstatesbank.net.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Smith (Chairman), Beavers, Hayes and Hinton and Ms. Hunsaker. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•identifying individuals qualified to become board members consistent with criteria approved by the board;
•selecting, or recommending that the board select, director nominees for the next annual meeting of stockholders or to fill vacancies;
•assisting the board in fulfilling its oversight responsibilities relating to developing and implementing sound governance policies and practices;
•recommending director committee assignments; and
•developing and overseeing a process for the annual evaluation of the board and management.

In identifying potential director candidates, the Nominating and Corporate Governance Committee relies on any source available for the identification and recommendation of candidates, including current directors and officers. In addition, the Nominating and Corporate Governance Committee may from time to time engage a third party search firm to identify or evaluate, or assist in identifying or evaluating potential candidates, for which the third party search firm will be paid a fee.

Applicable NASDAQ rules require director nominees to be selected, or recommended for the board’s section, either by independent directors constituting a majority of the board’s independent directors, or by a committee consisting solely of independent directors. Our board has affirmatively determined that each of the members of our Nominating and Corporate Governance Committee is independent under the rules of NASDAQ. Our board has adopted a written charter for our Nominating and Corporate Governance Committee, which is available free of charge on the Investor Relations section of our website at www.southernstatesbank.net.

Item 11. Executive Compensation

We have opted to comply with the executive compensation disclosure rules applicable to “emerging growth companies.” In accordance with such rules, we are permitted to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our principal executive officer and our two other most highly compensated executive officers, which are referred to as our “named executive officers.” This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

The compensation reported in the Summary Compensation Table below is not necessarily indicative of how we will compensate our named executive officers in the future. We will continue to review, evaluate and modify our compensation framework to maintain a competitive total compensation package.

Our named executive officers for the year ended December 31, 2024 were:

•Mark A. Chambers, Chief Executive Officer and President of Southern States and the Bank;

•Lynn J. Joyce, Senior Executive Vice President, Chief Financial Officer and Corporate Secretary of Southern States and the Bank; and

•Greg B. Smith, Senior Executive Vice President and Chief Risk Officer of Southern States and the Bank.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the named executive officers for the years ended December 31, 2024 and 2023. Unless otherwise noted, all cash compensation for each of our named executive officers was paid by the Bank.

Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Mark A. Chambers	2024	512,300	51,230	70,489	70,492	317,709	43,750	1,065,970
Chief Executive Officer, President and Director	2023	470,000	45,000	51,875	51,875	286,465	43,000	948,215
Lynn J. Joyce	2024	377,500	50,000	45,363	45,379	187,289	48,350	753,881
Senior Executive Vice President, Chief Financial Officer and Corporate Secretary	2023	363,000	25,000	41,143	41,143	176,999	47,600	694,885
Greg B. Smith	2024	377,500	37,750	45,363	45,379	187,289	42,620	735,901
Senior Executive Vice President and Chief Risk Officer	2023	363,000	25,000	41,143	41,143	176,999	41,870	689,155

(1) The amounts set forth reflect restricted stock issued as equity incentive under our 2017 Incentive Stock Compensation Plan. These are reported at grant date fair value in accordance with FASB ASC Topic 718. See “Note 11” in the consolidated financial statements of our Form 10-K for additional detail regarding the assumptions underlying the value of these equity awards. See “Executive Compensation — Narrative Disclosure to the Compensation Table — Equity Awards” below.

(2) Represents amounts earned and paid under the Southern States Bank Performance Incentive Plan with respect to performance in the year ended December 31, 2024.

(3) The following table shows the amounts included in “All Other Compensation.”

Name and Principal	Year	Car Allowance ($)	Country Club Dues ($)	401(k) Employer Contributions ($) (1)	Life Insurance Premiums ($) (2)	Total ($)
Mark A. Chambers	2024	25,000	—	17,250	1,500	43,750
	2023	25,000	—	16,500	1,500	43,000
Lynn J. Joyce	2024	20,000	9,600	17,250	1,500	48,350
	2023	20,000	9,600	16,500	1,500	47,600
Greg B. Smith	2024	20,000	3,870	17,250	1,500	42,620
	2023	20,000	3,870	16,500	1,500	41,870

(1) Represents Southern States’ matching contributions under the Southern States 401(k) Plan.
(2) Represents the employer-paid insurance premiums.

Narrative Disclosure to the Summary Compensation Table

General

We compensate our named executive officers through a combination of base salary, annual incentive bonuses (under the Southern States Bank Performance Incentive Plan), discretionary bonuses, equity awards (under the 2017 Incentive Stock Compensation Plan and Executive Deferred Restricted Stock Unit Plan), and other benefits including perquisites. Our Compensation Committee believes our executive compensation practices should attract, motivate, and retain key talent, while also tying pay to performance to promote stockholder value and core values. Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive with similar packages provided by other institutions that compete for the services of individuals like our named executive officers. During 2024, decisions regarding compensation were made by the Compensation Committee.

Base Salary

We provide each of our named executive officers with a competitive fixed annual base salary. When setting the base salary of each named executive officer for 2024, the Compensation Committee considered a variety of considerations, including: salaries offered by members of our peer group as set forth in information provided by our external compensation consultant, Compensation Advisors, which is a member of Newcleus; internal pay equity considerations; the results achieved by each executive; future potential; experience; and scope of responsibilities. On an annual basis, the Compensation Committee reviewed base salaries of our named executive officers. The Compensation Committee, without the involvement of any of our named executive officers, determined the base salary for our executive officers. Base salaries paid during the year ended December 31, 2024 appear in the Salary column of the Summary Compensation Table for 2024.

In February 2025, base salaries were increased to $537,915, $396,396 and $396,396 for Mr. Chambers, Ms. Joyce and Mr. Smith, respectively.

Annual Incentive Bonus

Our named executive officers participate in the Southern States Bank Performance Incentive Plan (“PIP”), a performance-based annual cash incentive plan intended to incentivize Company performance. Under the PIP, participants, including our named executive officers, are eligible to earn bonuses as a percentage of annual base salary based on achievement of goals established by the Compensation Committee typically at the beginning of each year in consultation with senior management. At the end of the year, to the extent the applicable goals are met, the participant will be eligible for a bonus. The overall percentage of goals achieved must be 80% or higher in order for any incentive awards to be paid. An unacceptable level of problem loans issued by Southern States Bank can reduce incentive payments for affected participants and their management. The ultimate amount of the award can be adjusted up or down in the discretion of senior management and the Compensation Committee.

For the year ended December 31, 2024, the performance factors for the PIP for our named executive officers were net income after taxes (weighted 40%), loan portfolio balance growth (weighted 30%), checking deposit balance growth (weighted 20%), and money market account and savings balance growth (weighted 10%).

Based on actual performance for the year ended December 31, 2024, Mr. Chambers was eligible to earn 40% to 75% of his base salary, Ms. Joyce was eligible to earn 32% to 60% of her base salary and Mr. Smith was eligible to earn 32% to 60% of his salary. For the year ended December 31, 2024, Mr. Chambers earned a bonus of $317,709, or 62% of his base salary, Ms. Joyce earned a bonus of $187,289, or 50% of her base salary and Mr. Smith earned a bonus of $187,289, or 50% of his base salary. The bonuses were paid in February 2025, and appear in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above for 2024.

Discretionary and Other Bonus

Discretionary bonuses are determined on a discretionary basis and are generally based on individual and company performance. For performance during the year ended December 31, 2024, Mr. Chambers, Ms. Joyce and Mr. Smith were paid discretionary bonuses of $51,230, $50,000 and $37,750, respectively. These bonuses were paid in February 2025. These bonuses appear in the Bonus column of the Summary Compensation Table above for 2024.

Equity Awards

Our named executive officers are eligible for long-term equity incentive awards under the 2017 Incentive Stock Compensation Plan as amended (the “Plan”). The Compensation Committee believes that granting equity awards to our named executive officers enhances performance consistent with our corporate strategic values, focuses our executives on long-term performance results consistent with the Company’s long-term strategic plan, and strengthens the link between executive pay and our stockholders by creating a shared interest in the Company’s growth. Awards under the Plan may be in the form of shares of restricted stock (“Restricted Stock”), incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”), and restricted stock units (“RSUs”). Awards vest over time under the conditions set forth in the applicable award agreement.

When granting awards, the Compensation Committee establishes a target award for each participant which, for our named executive officers, is stated as a percentage of annual base salary. Awards issued in February 2024 were based on 2023 base salaries and split equally between Restricted Stock and ISOs, and the applicable percentages of base salary were 25% for Mr. Chambers, Ms. Joyce and Mr. Smith. The amounts shown in the Stock Awards column of the Summary Compensation Table for 2024 reflect grants of 2,668, 1,717 and 1,717 shares of Restricted Stock to Mr. Chambers, Ms. Joyce and Mr. Smith, respectively, in February 2024, which were valued at $70,489, $45,363 and $45,363, respectively, and vest in one-third increments over three years, beginning on the first-year anniversary of the grant. The amounts shown in the Option Awards column of the Summary Compensation Table above reflect grants 4,042, 2,602 and 2,602 ISOs to Mr. Chambers, Ms. Joyce and Mr. Smith, respectively, in February 2024. The ISOs vest in one-third increments over three years, beginning on the first-year anniversary of the grant. The exercise price of the ISOs is $26.42 per share.

On February 19, 2025, the Compensation Committee made grants of 2,319, 1,424 and 1,424 shares of Restricted Stock to Mr. Chambers, Ms. Joyce and Mr. Smith, respectively, which vest in one-third increments over three years with the first vesting beginning on the first-year anniversary of the grant. On February 19, 2025, the Compensation Committee made awards of 3,381, 2,076 and 2,076 ISOs to Mr. Chambers, Ms. Joyce and Mr. Smith, respectively. The ISOs vest in one-third increments over three years, with the first vesting beginning on the first-year anniversary of the grant. The exercise price of the ISOs is $33.14 per share. The Restricted Stock and ISO granted on February 19, 2025 will appear in the Summary Compensation Table for our 2026 annual meeting of shareholders.

Benefits and Other Perquisites

Our named executive officers are eligible to participate in the same benefit plans available to all of our full-time employees, including medical, dental, vision, life, disability and accidental death insurance.

We also provide our employees, including our named executive officers, with several retirement benefits. Our retirement plans are designed to assist our employees with planning for and securing appropriate levels of income during retirement. We believe these plans help us attract and retain quality employees, including executives, by offering benefits similar to those offered by our competitors.

Southern States Bank has a non-qualified supplemental executive retirement plan (“SERP”) for each of its executive officers, including our named executive officers. The SERP is an employer paid deferred compensation agreement that provides a life-time supplemental retirement income to the employee, based on certain vesting and other requirements. Southern States Bank has purchased bank owned life insurance policies (“BOLI”) and annuities on each of the SERP participants as a means of funding the benefits provided in the SERP. The benefits are paid upon retirement provided the executive is in good standing with the Company. Southern States is the owner of the BOLI and the annuities are held in a rabbi trust. Under each of the SERPs for our named executive officers, the normal retirement benefit will generally be paid upon the named executive officer’s separation from service for any reason other than death, disability, or a change in control after reaching the retirement age specified in the SERP, provided the executive agrees that for a period of 12 months after separation from service, the executive will not engage in certain competitive activities within a 50 mile radius of any offices of the Bank. The benefit will be paid monthly, commencing on the first day of the second month following the date of the named executive officer’s separation from service and continuing for the named executive officer’s lifetime. In addition, a vested percentage of the monthly SERP benefit will be paid upon the named executive officer’s separation from service (i) for any reason other than death, disability, or a change in control after reaching early retirement age but prior to normal retirement age or (ii) as a result of becoming disabled, commencing on the first day of the second month following the named executive officer’s normal retirement age and continuing for the named executive officer’s lifetime. The vested percentage is 50% at age 55 and increases by 5 percent for each year until age 65. Upon the named executive officer’s death, Southern States Bank will pay the beneficiary the account balance no later than sixty days from the date of death, unless such death occurs after the named executive officer received 180 or more payments, in which case no additional payments will be made under the SERP. Upon a change in control of Southern States Bank, the named executive officers will fully vest in the normal retirement benefit, which will be paid monthly, starting on either (A) the later of (1) the named executive officer reaching the normal retirement age and (2) a separation from service or (B) a separation from service, depending on the SERP. The payment is tax-deductible to Southern States and taxable to the participant. Under the SERP, if, after reaching normal retirement age, a separation of service occurred, Mr. Chambers, Ms. Joyce and Mr. Smith would each receive approximately $200,000 in annual lifetime benefits.

Equity Grant Timing Practices

Our Compensation Committee typically meets during the first quarter following the end of each calendar year to review the performance of the Company and the executives of the Company and the Bank. At these meetings, all compensation recommendations are made, including recommendations regarding adjustments to the annual base salaries of the executive officers, if any, as well as determination of payouts under our PIP and discretionary bonuses. To the extent the Compensation Committee approves new equity-based awards for employees (including NEOs) during the first fiscal quarter of a year, the grant date of such awards is typically the date of ratification by the board of directors following the Compensation Committee. Our Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, nor does the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Clawback Policy

Our board of directors has instituted a “clawback” policy with respect to incentive compensation. The clawback policy requires the Company to recover incentive-based compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure in certain circumstances. In the event of an accounting restatement of the Company’s financial statements due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, the Company must recover the amount of incentive-based compensation received from covered executives that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amount in such accounting restatement. The policy applies to current and former executive officers, as determined by the board of directors in accordance with the definition of executive officer set forth in Rule 10D-1 under the Exchange Act.

2017 Incentive Stock Compensation Plan

The purpose of the Plan is to promote the long-term success of the Company by providing financial incentives to eligible persons who are in positions to make significant contributions toward our success. The Plan is designed to enable the Company to attract individuals of outstanding ability for employment, to provide a method for such individuals to acquire ownership in the Company, and to render superior performance for the Company. The Plan was adopted by the Company and approved by stockholders in 2018 and amended in December 2022 to add Restricted Stock Units as a type of award.

The Plan is administered by the Compensation Committee, which has authority to grant awards under the Plan, to determine the terms of each award (which are evidenced by a written agreement describing the material terms of the award), to interpret the provisions of the Plan and to make all other determinations that it may deem necessary or advisable to administer the Plan.

The Plan provides for awards of up to 1,400,000 shares of common stock, of which 395,968 are available to be granted as of December 31, 2024, and may be issued in the following forms:

•Options: Awards of options may be granted as either ISOs qualified under Section 422(b) of the Internal Revenue Code or NQSOs. The exercise price of an option (excluding an ISO granted to a 10% owner) may not be less than 100% of the fair market value of our common stock on the date of the grant. The exercise price may be paid in cash, or as otherwise provided in the award agreement.

•Restricted Stock: Awards of Restricted Stock may be issued subject to the terms and conditions as the Compensation Committee may determine. The recipient of an award of Restricted Stock has the right to receive dividends and vote shares awarded during the vesting period of such shares.

•Restricted Stock Units: Restricted Stock Units represent a right to receive a share of common stock in the future. Restricted Stock Units do not provide voting rights, but the Compensation Committee may determine to give effect to dividends. Awards of Restricted Stock Units may be issued subject to the terms and conditions as the Compensation Committee may determine.

The Compensation Committee has the authority to determine the vesting schedule applicable to each award, and to accelerate the vesting or exercisability of any award.

In the event of any transaction resulting in a change in control, outstanding stock options and other awards under the Plan that are payable in or convertible into our common stock will terminate upon the effective time of such change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards of, the surviving or successor entity or a parent thereof. In the event of such termination, the holders of such awards will be permitted, immediately before the change in control, to exercise or convert all portions of such awards that are then exercisable or convertible or that will become exercisable or convertible upon or prior to the effective time of the change in control. The Compensation Committee may take such actions as it deems appropriate to provide for the acceleration of the exercisability of any or all outstanding stock options or other awards.

In the event of certain corporate transactions (including a stock dividend or split, spin-off, split-up, dividend, recapitalization, merger, consolidation or share exchange, or similar corporate change that is not part of a transaction resulting in a change in control of us), the Compensation Committee will appropriately adjust, if needed, (a) the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the Plan and (b) the terms of outstanding awards, including, but not limited to, the number, kind, and price of securities subject to such awards.

Our board may terminate, amend, or modify the Plan or any portion thereof at any time; provided, however, that (i) any such amendment that would require stockholder approval in order to ensure compliance with any applicable rules or regulations; and (ii) any amendment that would change the maximum aggregate number of shares for which awards may be granted under the Plan is generally subject to approval of the stockholders of the Company.

Executive Deferred Restricted Stock Unit Plan

The Compensation Committee and Board approved an Executive Deferred Restricted Stock Unit Plan (the “Deferred Plan”) in December 2022. The Compensation Committee presently intends for this Deferred Plan to be utilized for a one time grant. The grants were awarded based on the performance of the Company and common stock subsequent to the initial public offering. The Deferred Plan allows the Compensation Committee to make contributions of Restricted Stock Units into a deferral account (the “Deferral Account”) for the benefit of select participants, including our named executive officers. The Deferral Account is a bookkeeping account established for each participant, and only distributed upon the occurrence of certain events, including a separation prior to retirement to be distributed at age 65, separation of service after qualifying for retirement at age 65, change of control, and upon death (to designated beneficiaries), in each case subject to certain vesting conditions and tax withholding. Participants are credited with the value of cash dividends on Restricted Stock Units that will be paid at the same time as the awards under the Deferred Plan. Amounts credited to a participant’s account are intended to be taxed to the participant on a deferred basis under Internal Revenue Code rules, generally only when the amounts are distributed to the participant. The Deferral Account will be distributed in shares of common stock. Restricted Stock Units issued to the Deferral Account reduce the number of shares available under the Plan.

Employment and Change in Control Agreements

Each of Mark A. Chambers, Lynn J. Joyce and Greg B. Smith, the named executive officers, have employment agreements.

Mr. Chambers

The employment agreement, dated February 5, 2007, by and between NAB, LLC, an Alabama limited liability company (which is the organizational predecessor to Southern States Bank), and Mr. Chambers, as amended on April 13, 2021 (as amended, the “Chambers Agreement”), provides for a three year term with the term extended on each anniversary so that the term continues to be three years from the extension unless terminated by either party upon six months’ notice before the automatic renewal date. Compensation set forth in the Chambers Agreement includes a base salary that is reviewed annually, annual incentive payments that are determined by the board and equity incentives. The Chambers Agreement also provides for a term life policy of a minimum amount of $1,000,000. The Chambers Agreement may be terminated by Southern States Bank for cause (as defined in the Chambers Agreement) and any benefits cease except for earned but unpaid salary and benefits. The Chambers Agreement may also be terminated:

•upon death, in which case Southern States’ obligations are limited to paying any salary earned and any other amounts that may be due to the executor or administrator of Mr. Chambers’ estate;

•upon total disability (as defined in the Chambers Agreement), in which case Mr. Chambers’ compensation pursuant to the Chambers Agreement will terminate and Mr. Chambers will be paid in accordance with the long-term disability plans of Southern States Bank as may be in effect at that time; and

•without cause, by Southern States Bank, in which case Mr. Chambers shall receive severance compensation in an amount equal to his base salary for the balance of the three year term, any other amounts owed to Mr. Chambers at the time his employment terminates and continued insurance benefits in effect at the time of such termination for a period of 12 months after the termination date or until Mr. Chambers is employed by another employer (excluding self-employment), whichever period of time is shorter.

Upon a change in control (as defined in the Chambers Agreement), if Mr. Chambers’ employment is terminated (except for cause) within the one year period after such change in control and before he reaches age 75, or has a change of duties or salary during such period, he will be entitled to a severance payment equal to two times his cash compensation for the most recently completed calendar year plus the annualized amounts being paid for his benefits participation total for each year. A change of duties or salary means a change in duties and responsibilities which results in duties and responsibilities that are inferior to his duties and responsibilities at the time of the change in control, a reduction in his annual salary from such rate in effect at the time of the change in control or a change of place of assignment from Lee County, Alabama to a location that is located further than 25 miles from Lee County, Alabama. However, such amount shall be reduced so that the payment, together with all other payments upon a change in control, is one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Code. “Change in control” shall mean a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company as set forth in applicable U. S. Treasury regulations.

The Chambers Agreement also provides that Mr. Chambers will not engage in certain competitive activities within a 50 mile radius of any office of the Bank for a period of 12 months after termination, provided that Mr. Chambers is paid a severance payment equal to one times his base salary. The agreement contains customary restrictive covenants with respect to the disclosure of confidential information and return of property. Each of these covenants may be enforced through injunctive relief and other equitable remedies.

Ms. Joyce

The employment agreement, dated February 19, 2013, by and between Southern States Bank and Ms. Joyce, as amended on April 13, 2021 (as amended, the “Joyce Agreement”) provides for a one-year term which automatically renews each day so that the term is always one year. Compensation set forth in the Joyce Agreement includes a base salary that is reviewed annually, annual incentive payments that are determined by the board and/or the Chief Executive Officer and eligibility to participate in equity incentive programs of Southern States Bank. In addition, Southern States Bank shall make available to Ms. Joyce, through its group term life insurance policy, life insurance coverage in an amount equal to at least one times her base salary, but not to exceed $250,000, and Ms. Joyce will also be entitled to receive up to $1,500 to purchase additional life insurance. The agreement may be terminated by Southern States Bank for cause (as defined in the Joyce Agreement) and any benefits cease except for earned but unpaid salary and benefits. The Joyce Agreement may also be terminated:

•upon disability or death, in which case Southern States Bank’s obligations cease except that the full salary and perquisites shall be paid upon disability until the executive has satisfied the “elimination period” under any disability or insurance plan;

•without cause, by Southern States Bank, in which case all obligations of Southern States Bank cease but for earned but unpaid salary and benefits;

•by Ms. Joyce voluntarily, in which case Southern States Bank’s obligations cease except for earned but unpaid salary and benefits; and

•by Ms. Joyce for good reason, in which case Ms. Joyce shall be paid a severance payment within 30 days of termination.

The severance payment is a sum equal to the aggregate cash compensation received by Ms. Joyce (salary and bonus) for the most recently completed calendar year and certain annualized benefits under employee benefit plans.

For purposes of the Joyce Agreement, “good reason” means, without Ms. Joyce’s consent, any reduction in base salary, a material diminution in authority, duties or responsibilities, the failure of any successor to Southern States Bank to perform Southern States Bank’s obligations, a material breach of the Joyce Agreement by Southern States Bank, or the requirement of a permanent relocation by Ms. Joyce to a location 30 miles or more beyond the current location or future headquarters of Southern States Bank. Notwithstanding the foregoing, good reason shall be deemed to occur only when Ms. Joyce provides notice to Southern States Bank that a good reason event has occurred within 90 days of such occurrence, and Southern States Bank does not remedy the condition within 30 days of such notice.

Upon a change in control of Southern States Bank, and the termination of the employment of Ms. Joyce during the period beginning six months prior to and ending 12 months following such change in control for any reason other than cause, death or disability, the Company shall pay Ms. Joyce an amount equal to two times her cash compensation for the most recently completed calendar year and the annualized amounts paid for benefits for the most recently completed calendar year in a lump sum within 30 days of termination or, if later, the change in control. However, such amount shall be reduced so that the payment, together with all other payments upon a change in control, is one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Code. “Change in control” shall mean a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company as set forth in applicable U. S. Treasury regulations.

The Joyce Agreement also provides that Ms. Joyce will not engage in certain competitive activities within a 50 mile radius of any office of the Bank for a period of 12 months after termination, provided Ms. Joyce is paid a severance payment equal to one times her base salary.

Mr. Smith

The employment agreement, dated February 19, 2013, by and between Southern States Bank and Mr. Smith, as amended on April 13, 2021 (as amended, the “Smith Agreement”) provides for a one-year term which automatically renews each day so that the term is always one year. Compensation set forth in the Smith Agreement includes a base salary that is reviewed annually, annual incentive payments that are determined by the board and/or the Chief Executive Officer and eligibility to participate in equity incentive programs of Southern States Bank. In addition, Southern States Bank shall make available to Mr. Smith, through its group term life insurance policy, life insurance coverage in an amount equal to at least one times his base salary, but not to exceed $250,000, and Mr. Smith will also be entitled to receive up to $1,500 to purchase additional life insurance. The agreement may be terminated by Southern States Bank for cause (as defined in the Smith Agreement) and any benefits cease except for earned but unpaid salary and benefits. The Smith Agreement may also be terminated:

•upon disability or death, in which case Southern States Bank’s obligations cease except that the full salary and perquisites shall be paid upon disability until the executive has satisfied the “elimination period” under any disability or insurance plan;

•without cause, by Southern States Bank, in which case all obligations of Southern States Bank cease but for earned but unpaid salary and benefits;

•by Mr. Smith voluntarily, in which case Southern States Bank’s obligations cease except for earned but unpaid salary and benefits; and

•by Mr. Smith for good reason, in which case Mr. Smith shall be paid a severance payment within 30 days of termination.

The severance payment is a sum equal to the aggregate cash compensation received by Mr. Smith (salary and bonus) for the most recently completed calendar year and certain annualized benefits under employee benefit plans.

For purposes of the Smith Agreement, “good reason” means, without Mr. Smith’s consent, any reduction in base salary, a material diminution in authority, duties or responsibilities, the failure of any successor to Southern States Bank to perform Southern States Bank’s obligations, a material breach of the Smith Agreement by Southern States Bank, or the requirement of a permanent relocation by Mr. Smith to a location 30 miles or more beyond the current location or future headquarters of Southern States Bank. Notwithstanding the foregoing, good reason shall be deemed to occur only when Mr. Smith provides notice to Southern States Bank that a good reason event has occurred within 90 days of such occurrence, and Southern States Bank does not remedy the condition within 30 days of such notice.

Upon a change in control of Southern States Bank, and the termination of the employment of Mr. Smith during the period beginning six months prior to and ending 12 months following such change in control for any reason other than cause, death or disability, the Company shall pay Mr. Smith an amount equal to two times his cash compensation for the most recently completed calendar year and the annualized amounts paid for benefits for the most recently completed calendar year in a lump sum within 30 days of termination or, if later, the change in control. However, such amount shall be reduced so that the payment, together with all other payments upon a change in control, is one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Code. “Change in control” shall mean a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company as set forth in applicable U. S. Treasury regulations.

The Smith Agreement also provides that Mr. Smith will not engage in certain competitive activities within a 50 mile radius of any office of the Bank for a period of 12 months after termination, provided Mr. Smith is paid a severance payment equal to one times his base salary.

Settlement Agreements

In connection with the Agreement, Southern States, FB Financial, the Bank and FirstBank have entered into settlement agreements with each of Mr. Mark Chambers and Ms. Lynn Joyce. The Settlement Agreement provides, among other things, (1) for the termination of the existing employment agreement between the Bank and the applicable executive officer, (2) the payment of certain sums to the applicable executive officer by the Bank or FirstBank, subject to the satisfaction of certain conditions and (3) the applicable executive officer’s execution of a general release in favor of Southern States and the Bank.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)
Mark A. Chambers	15,000	—	10.00	1/20/2026	4,510	150,228
	7,500	—	14.50	1/21/2028
	9,529	—	16.00	2/08/2029
	10,828	—	20.10	1/22/2030
	4,185	—	20.03	2/10/2031
	2,306	1,152 (2)	20.61	2/09/2032
	891	1,782 (3)	30.23	2/15/2033
	—	4,042 (4)	26.42	2/21/2034
Lynn J. Joyce	7,500	—	14.50	1/21/2028	3,267	108,824
	9,486	—	16.00	2/08/2029
	10,828	—	20.10	1/22/2030
	3,865	—	20.03	2/10/2031
	2,126	1,062 (2)	20.61	2/09/2032
	707	1,413 (3)	30.23	2/15/2033
	—	2,602 (4)	26.42	2/21/2034
Greg B. Smith	5,000	—	10.00	1/20/2026	3,267	108,824
	7,500	—	14.50	1/21/2028
	9,529	—	16.00	2/08/2029
	10,828	—	20.10	1/22/2030
	3,865	—	20.03	2/10/2031
	2,126	1,062 (2)	20.61	2/09/2032
	707	1,413 (3)	30.23	2/15/2033
	—	2,602 (4)	26.42	2/21/2034

(1) Based on $33.31 per share, which was the closing market price of one share of common stock on December 31, 2024.
(2) Of the amounts shown, 1,152, 1,062 and 1,062 options vested on February 9, 2025 for Mr. Chambers, Ms. Joyce and Mr. Smith, respectively.
(3) Of the amounts shown, 891, 707 and 707 options vested on February 15, 2025 for Mr. Chambers, Ms. Joyce and Mr. Smith, respectively. The remaining options will fully vest on February 15, 2026.
(4) Of the amounts shown, 1,347, 867 and 867 options vested on February 21, 2025 for Mr. Chambers, Ms. Joyce and Mr. Smith, respectively. The remaining options will fully vest by February 21, 2027.

DIRECTOR COMPENSATION

Our directors received cash fees in 2024 of $1,200 per Bank board meeting attended, $1,000 per Company board meeting attended and $400 per committee meeting attended, except that the lead director received $1,750 for each Bank board meeting chaired and committee chairs received $700 for each meeting chaired. Additionally, in 2024, directors received a grant of stock with a value of $22,420, which vested based on attendance.

The following table shows the compensation paid during the year ended December 31, 2024 to each of our directors other than Mr. Chambers, whose compensation is shown above in the “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards (2)	Other Compensation	Total ($)
Lewis C. Beavers (3)	34,600	22,420	—	57,020
Daniel A. Cummings	31,000	20,291	—	51,291
Richard E. Drews, Jr. (4)	—	—	226,363	226,363
Alfred J. Hayes, Jr.	40,200	22,420	—	62,620
Jonathan W. Hinton	27,000	20,291	—	47,291
Brent D. Hitson	38,800	22,420	—	61,220
Brian S. Holmes	35,400	22,420	—	57,820
Christine Hunsaker	26,600	20,291	—	46,891
Cynthia S. McCarty	32,700	22,420	—	55,120
Jay F. Pumroy	38,700	22,420	—	61,120
J. Henry Smith, IV	50,900	22,420	—	73,320

(1) Represents fees earned or paid in cash for board and committee attendance, including for service as chair or lead director of the board and committees.
(2) Represents equity grants in the form of restricted stock awarded to directors.
(3) Mr. Beavers joined the board in October 2019. Pursuant to a director retirement agreement that we assumed in connection with the acquisition of Small Town Bank, Mr. Beavers was eligible to receive retirement benefits beginning on July 1, 2020 if he is no longer serving on the board. The annual retirement benefit for Mr. Beavers is $9,606 per year.
(4) Mr. Drews became an employee and joined the board on July 31, 2024, in connection with our acquisition of Century Bank of Georgia. Mr. Drews did not receive any compensation for serving as a director during the year ended December 31, 2024. The amount reflected in the “Other Compensation” column reflects his total compensation during the period of time he was an employee during 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of March 26, 2025 for:

•each of our directors and named executive officers;
•all of our directors and executive officers, as a group; and
•each other person known to us to be the beneficial owner of more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities, or has the right to acquire such powers within 60 days. Except as indicated by the footnotes below, we believe, based on the information furnished to us by each person named in the table below, that such persons have sole voting and investment power with respect to all shares of common stock that they beneficially own.

The percentage of beneficial ownership is based on 9,922,180 shares of our voting common stock outstanding as of March 26, 2025.

Unless otherwise noted, the address for each stockholder listed on the table below is: c/o Southern States Bancshares, 615 Quintard Avenue, Anniston, Alabama 36201.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Class
5% or Greater Stockholders:
Strategic Value Investors, LP (1)	848,502	8.6%
Davis Asset Management, LP (2)	774,046	7.8%
The Banc Funds Company, L.L.C. (3)	732,343	7.4%
Floyd C. Davis (4)	632,135	6.4%

Directors and Named Executive Officers: (5)
Lewis C. Beavers	3,594	*
Daniel A. Cummings (6)	6,753	*
Richard E. Drews, Jr. (7)	26,299	*
Alfred J. Hayes, Jr.	6,796	*
Jonathan W. Hinton	1,571	*
Brent D. Hitson	22,658	*
Brian S. Holmes (8)	189,961	1.9%
Christine Hunsaker	2,599	*
Cynthia S. McCarty (9)	7,709	*
Jay F. Pumroy (10)	101,881	1.0%
J. Henry Smith, IV (11)	53,455	*
Mark A. Chambers	87,821	*
Lynn J. Joyce	61,784	*
Greg B. Smith	89,207	*
All Directors and Executive Officers as a Group (14 persons): (5)	662,088	6.7
* Represents beneficial ownership of less than 1% of the class of shares.

(1) Based on the Schedule 13G filed on February 12, 2025 by Strategic Value Investors, LP; Strategic Value Opportunities, LP; Ben Mackovak; Marty Adams; Strategic Value Private Partners LLC; and Strategic Value Bank Partners LLC with respect to the Company’s common stock held as of December 31, 2024. Based on the Schedule 13G (i) Strategic Value Investors, LP has shared voting and dispositive power over 248,502 shares; (ii) Strategic Value Opportunities, LP has shared voting and dispositive power over 600,000 shares; (iii) Ben Mackovak has shared voting and dispositive power over 848,502 shares; (iv) Marty Adams has shared voting and dispositive power over 848,502 shares; (v) Strategic Value Private Partners LLC has shared voting and dispositive power over 848,502 shares and (vi) Strategic Value Bank Partners LLC has shared voting and dispositive power over 848,502 shares. The address of the business office of each of the foregoing persons is 127 Public Square, Suite 1510, Cleveland, Ohio 44114.
(2) The address of the business office is 6366 Commerce Boulevard, Suite 214, Rohnert Park, CA 94928.
(3) Based on the Schedule 13G filed on February 9, 2024 by Banc Fund X L.P., Banc Fund IX L.P. and TBFC Financial Technologies Fund L.P. with respect to the Company’s common stock held as of December 31, 2023. Based on the Schedule 13G, Banc Fund X L.P has sole voting and dispositive power over 448,521 shares, Banc Fund IX L.P has sole voting and dispositive power over 283,822 shares and TBFC Financial Technologies Fund L.P. does not have sole or shared voting or dispositive power over any shares. The address of the business office of each of the foregoing persons is 150 S. Wacker Drive Suite 2725, Chicago, IL 60606.
(4) Based on the Schedule 13G filed on January 29, 2025 by Floyd C. Davis with respect to the Company’s common stock held as of December 31, 2024. Based on the Schedule 13G, Floyd C. Davis has sole voting and dispositive power over 133,672 shares and shared voting and dispositive power over 498,463 shares.
(5) Excludes common stock underlying options exercisable beyond 60 days and shares of common stock underlying Restricted Stock Units in our Deferred Plan. Includes unvested shares of restricted stock held by the director or officer as of March 26, 2025 in the amount shown in the table below:

Unvested Restricted Stock
Mark A. Chambers	4,670
Lynn J. Joyce	3,022
Greg B. Smith	3,022

Includes options currently exercisable or exercisable within 60 days of March 26, 2025 in the amount shown in the table below:

Stock Options
Mark A. Chambers	53,629
Lynn J. Joyce	37,148
Greg B. Smith	37,191

(6) These shares are held in a family trust. Mr. Cummings’ spouse, Jeanne Cummings, is the trustee.
(7) Includes 775 shares owned by Mr. Drew’s granddaughter.
(8) 85,000 shares are pledged as collateral on a loan from the Company.
(9) Includes 2,000 shares owned by Patrick McCarty (spouse).
(10) Includes 101 shares owned by Mr. Pumroy’s grandson and 101 shares owned by Mr. Pumroy’s granddaughter, for which Mr. Pumroy acts as custodian.
(11) Includes 245 shares owned by Mr. Smith’s son, 245 shares owned by Mr. Smith’s daughter, and 240 shares owned by Mr. Smith’s second daughter.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Related Party Transactions

Transactions by the Company, the Bank or its subsidiaries with related parties are subject to certain regulatory requirements and restrictions, including Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Under applicable SEC and NASDAQ rules, related party transactions are transactions in which we are a participant, the amount involved exceeds $120,000 and a related party has or will have a direct or indirect material interest. Our related parties include directors (including nominees for election as directors), executive officers, 5% stockholders and the immediate family members of these persons.

We have a written policy governing the review and approval of transactions with related parties that are expected to exceed $120,000 in any fiscal year. The policy calls for the related party transactions to be reviewed and, if deemed appropriate, approved or ratified by our Audit Committee. Upon determination by our Audit Committee that a transaction requires review under the policy, the material facts are required to be presented to the Audit Committee. In determining whether or not to approve a related party transaction, our Audit Committee will take into account, among other relevant factors, whether the related party transaction is in our best interest, whether it involves a conflict of interest and the commercial reasonableness of the transaction. In the event that we become aware of a related party transaction that was not approved under the policy (such as before the policy was adopted), our Audit Committee will review such transactions as promptly as reasonably practical and will take such course of action as may be deemed appropriate under the circumstances. In the event a member of our Audit Committee is not disinterested with respect to the related party transaction under review, that member may not participate in the review, approval or ratification of that related party transaction.

Certain transactions are not subject to the related party transaction approval policy, including: (1) decisions on compensation or benefits relating to directors or executive officers and (2) credit extensions by us in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to us and not presenting more than the normal risk of collectability or other unfavorable features. Loans to directors, executive officers and persons or groups having the power to vote more than 10% of the Company’s voting common stock are also subject to the requirements of Federal Reserve Regulation O and FDIC regulations Part 337.

All related party transactions, including those described below, have been made consistent with applicable law, including Federal Reserve Regulation W.

Related Party Transactions

The following is a description of each transaction since January 1, 2024, and each proposed transaction in which:

•we have been or are to be a participant;
•the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two fiscal years; and
•any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Brent D. Hitson, a director of Southern States and a partner at the law firm of Burr & Forman in Birmingham, Alabama, performs legal services for Southern States. Legal fees paid by Southern States to Burr & Foreman totaled $462,128 for the year ended December 31, 2024.

Jay F. Pumroy, a director of Southern States and a partner at the law firm of Wilson, Dillon, Pumroy and James, Anniston, Alabama, performs legal services for Southern States. Legal fees paid by Southern States to Wilson, Dillon, Pumroy and James totaled $23,932 for the year ended December 31, 2024. Additional fees were paid to Mr. Pumroy’s firm directly by the Bank’s loan customers in connection with loan closings.

On October 26, 2022, we issued and sold $40.0 million in aggregate principal amount of 7.00% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) in a private placement. Mr. Chambers purchased $100,000 of the Notes, and James Henry Smith IV, purchased $200,000 of the Notes, in each case on the same terms as the other purchasers in the offering. During the year ended December 31, 2024, the largest aggregate principal amount was $100,000 for Mr. Chambers and $200,000 for Mr. Smith. We paid interest of $7,000 to Mr. Chambers and $14,000 to Mr. Smith.

We believe that the terms and conditions of the foregoing transactions are comparable to terms that would have been available from a third party unaffiliated with us.

Ordinary Banking Relationships

Several of our officers, directors and principal stockholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, the Bank, us or our affiliates in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, do not involve more than normal risk of collectability or present other features unfavorable to us and are a type that the Bank generally makes available to the public. As of the date of this prospectus, no related party loans were classified or were nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal stockholders, as well as their immediate family members and affiliates.

The Bank has policies governing affiliate and insider lending transactions to comply with Federal Reserve Regulations O and W. These policies prohibit extensions of credit to “insiders,” as defined in the policies, including our executive officers and directors, unless the extension of credit:

•is made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public;
•does not involve more than the normal risk of repayment or present other unfavorable features; and
•is of a type that is generally made available by the Bank to the public.

As of December 31, 2024, we had loans and extension of credit to directors and officers totaling $13.2 million.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2024 and December 31, 2023 for services provided by Mauldin & Jenkins, LLC.

	2024	2023
Audit Fees (1)	$199,891	$198,712
Audit-Related Fees (2)	37,011	23,618
Tax Fees (3)	11,800	11,000

(1) Fees include Federal Deposit Insurance Corporation Improvement Act of 1991 internal control audit, financial statement and 10-K audit and review of quarterly SEC filings.
(2) Includes 401(k) Plan audit, review of SEC filings, fees related to the acquisition of Century Bank and other miscellaneous items.
(3) Includes preparation and filing of tax returns.

Pre-Approval of Services by Mauldin & Jenkins, LLC

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of Mauldin & Jenkins, LLC. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by Mauldin & Jenkins, LLC. Such approval process ensures that Mauldin & Jenkins, LLC does not provide any non-audit services to the Company that are prohibited by law or regulation. Requests for services by Mauldin & Jenkins, LLC for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee chairman, or one or more of its members. The chairman, member or members to whom such authority is delegated is required to report any specific approval of services for ratification at the next regular meeting of the Audit Committee. The Audit Committee regularly reviews summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2024, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

Audit Committee Report

The Company’s management is responsible for the Company’s internal control over financial reporting. Mauldin & Jenkins, LLC is responsible for performing an independent audit of the Company’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with generally accepted accounting principles. The Audit Committee oversees the Company’s internal control over financial reporting on behalf of the board.

In this context, the Audit Committee has met and held discussions with management and Mauldin & Jenkins, LLC. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and Mauldin & Jenkins, LLC.

The Audit Committee has also reviewed and discussed with the Company’s management the audited financial statements in the Annual Report on Form 10-K. In addition, the Audit Committee discussed with Mauldin & Jenkins, LLC those matters required to be discussed under applicable Public Company Accounting Oversight Board (“PCAOB”) rules or standards and those of the SEC. Additionally, Mauldin & Jenkins, LLC provided to the Audit Committee the written disclosures and the letter required under applicable PCAOB rules or standards. The Audit Committee also discussed with Mauldin & Jenkins, LLC its independence from the Company. In concluding that the accounting firm is independent, the Audit Committee considered, among other factors, whether the non-audit services provided by Mauldin & Jenkins, LLC were compatible with their independence.

The Audit Committee discussed with Mauldin & Jenkins, LLC the overall scope and plans for their audit. The Audit Committee meets with Mauldin & Jenkins, LLC, with and without management present, to discuss the results of their audit, their evaluation of the Company’s internal control over financial reporting, and the overall quality of the Company’s financial reporting process.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of Mauldin & Jenkins, LLC who, in its report, expresses an opinion on the conformity of the Company’s financial statements to generally accepted accounting principles. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

Furthermore, the Audit Committee’s considerations and discussions with management and Mauldin & Jenkins, LLC do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s consolidated financial statements has been carried out in accordance with the standards of the PCAOB or that the Company’s independent registered public accounting firm is in fact “independent.”

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the board, and the Board has approved, that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. The Audit Committee has appointed, and has requested stockholder ratification of, the selection of Mauldin & Jenkins, LLC for the fiscal year ended December 31, 2025.

Lewis C. Beavers

Alfred J. Hayes, Jr.

Christine Hunsaker

Cynthia S. McCarty

J. Henry Smith, IV

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(1) Exhibits required to be filed are included below.

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

2.3#
Agreement and Plan of Merger by and between FB Financial Corporation and Southern States Bancshares, Inc., dated as of March 31, 2025 (incorporated by reference to Exhibit 2.1 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).

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

10.25
Form of Southern States Bancshares, Inc. Director and Executive Officer Voting Agreement (incorporated by reference to Exhibit 10.1 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).

10.26†	Form of Settlement Agreement (incorporated by reference to Exhibit 10.3 to Southern States Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).
19.1*	Insider Trading Policy.
21.1
Subsidiaries of Southern States Bancshares, Inc. (incorporated by reference to Exhibit 21.1 to Southern States Bancshares, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 15, 2021, file number 333-257915).

23.1*	Consent of Mauldin & Jenkins, LLC.
31.1***	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive-Based Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File - Formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101.

*	Filed with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.
**
Furnished with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

***	Filed herewith.
†	Indicates a management contract or compensatory plan.
#
Certain schedules, exhibits and appendices have been omitted pursuant to Item 601(a)(5). We will furnish the omitted schedules exhibits and appendices to the Securities and Exchange Commission upon request by the Commission.

INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STATES BANCSHARES, INC.

Date: April 18, 2025	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)