Form 10-Q
period 2025-03-31
Southern States Bancshares, Inc.
filed 2025-05-05
CIK 1689731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, the registrant had 9,923,708 shares of common stock, $5 par value per share, issued and outstanding.

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
These statements are often, but not always, made through the use of words or phrases such as “may,” “can,” “should,” “could,” “to be,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “likely,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “target,” “project,” “would” and “outlook,” or the negative version of those words or other similar words or phrases of a future or forward-looking nature. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and may include statements about business strategy and prospects for growth, operations, ability to pay dividends, competition, regulation, general economic conditions and our recently announced Merger (as defined below).
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
•governmental monetary and fiscal policies, tariffs and trade wars;
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
•our ability to consummate the transactions contemplated by the Merger Agreement (as defined below), including obtaining required shareholder approvals, and other risks related thereto, including but not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the failure to satisfy other conditions to completion of the proposed Merger, the failure of the proposed Merger to close for any other reason, the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger Agreement or otherwise, the effect of the announcement of the proposed Merger on our relationships with our customers and depositors, the risk that the pendency of the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed Merger, risks related to disruption of management’s attention from our ongoing business operations due to the Merger and transactions contemplated by the Merger Agreement; and
•other factors that are discussed in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Cash and due from banks	$25,555	$27,321
Interest-bearing deposits in banks	127,430	153,833
Federal funds sold	76,390	79,080
Total cash and cash equivalents	229,375	260,234

Securities available for sale, at fair value ($209,077 at amortized cost, $0 allowance for credit losses at March 31, 2025; $207,595 at amortized cost, $0 allowance for credit losses at December 31, 2024)	198,938	196,870
Securities held to maturity, at amortized cost ($16,405 at fair value, $0 allowance for credit losses at March 31, 2025; $16,032 at fair value, $0 allowance for credit losses at December 31, 2024)	19,606	19,611
Other equity securities, at fair value	2,754	3,697
Restricted equity securities, at cost	4,408	4,441
Loans held for sale	1,236	404

Loans, net of unearned income	2,260,036	2,226,569
Less allowance for credit losses	28,876	28,338
Loans, net	2,231,160	2,198,231

Premises and equipment, net	31,728	32,048
Accrued interest receivable	10,432	10,111
Bank owned life insurance	39,698	39,431
Annuities	16,794	16,772
Foreclosed assets	—	—
Goodwill	33,176	33,176
Core deposit intangible	8,539	8,939
Other assets	23,301	24,289

Total assets	$2,851,145	$2,848,254

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$533,220	$575,357
Interest-bearing	1,892,411	1,835,940
Total deposits	2,425,631	2,411,297

Other borrowings	—	17,979
FHLB advances	20,000	22,000
Subordinated notes	91,382	91,245
Accrued interest payable	1,585	2,172
Other liabilities	22,363	23,672
Total liabilities	2,560,961	2,568,365

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $5 par value, 30,000,000 shares authorized; 9,922,180 and 9,889,260 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	49,986	49,821
Capital surplus	107,480	106,637
Retained earnings	143,530	134,075
Accumulated other comprehensive loss	(7,503)	(7,936)
Unvested restricted stock	(1,168)	(567)
Vested restricted stock units	(2,141)	(2,141)

Total stockholders' equity	290,184	279,889

Total liabilities and stockholders' equity	$2,851,145	$2,848,254
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest income:
Loans, including fees	$38,202	$33,628
Taxable securities	2,239	1,981
Nontaxable securities	247	229
Other interest and dividends	2,476	2,898
Total interest income	43,164	38,736

Interest expense:
Deposits	16,689	15,906
Other borrowings	1,596	1,991
Total interest expense	18,285	17,897

Net interest income	24,879	20,839
Provision for credit losses	775	1,236
Net interest income after provision for credit losses	24,104	19,603

Noninterest income:
Service charges on deposit accounts	564	463
Swap (expenses) fees	(3)	15
SBA/USDA fees	40	64
Mortgage origination fees	80	96
Net gain (loss) on securities	23	(12)
Other operating income	949	642
Total noninterest income	1,653	1,268

Noninterest expenses:
Salaries and employee benefits	6,924	6,231
Equipment and occupancy expenses	828	689
Data processing fees	909	643
Regulatory assessments	429	360
Other operating expenses	3,216	2,452
Total noninterest expenses	12,306	10,375

Income before income taxes	13,451	10,496

Income tax expense	3,100	2,377

Net income	$10,351	$8,119

Basic earnings per share	$1.04	$0.91

Diluted earnings per share	$1.03	$0.90
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$10,351	$8,119

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of (tax) benefit of ($152) and $8, respectively	433	(22)

Other comprehensive income (loss)	433	(22)

Comprehensive income	$10,784	$8,097

See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Unvested Restricted Stock	Vested Restricted Stock Units	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2024	—	$—	9,889,260	$49,821	$106,637	$134,075	$(7,936)	$(567)	$(2,141)	$279,889
Net income	—	—	—	—	—	10,351	—	—	—	10,351
Issuance of common stock	—	—	1,499	7	42	—	—	—	—	49
Exercise of common stock options	—	—	9,500	48	65	—	—	—	—	113
Issuance of restricted stock	—	—	23,909	120	674	—	—	(794)	—	—
Forfeiture of restricted stock	—	—	(1,988)	(10)	(54)	—	—	7	—	(57)
Stock-based compensation	—	—	—	—	116	—	—	186	—	302
Common stock dividends	—	—	—	—	—	(896)	—	—	—	(896)
Other comprehensive gain	—	—	—	—	—	—	433	—	—	433
Balance, March 31, 2025	—	$—	9,922,180	$49,986	$107,480	$143,530	$(7,503)	$(1,168)	$(2,141)	$290,184
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$10,351	$8,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	332	298
Net (gain) loss on other equity securities	(23)	12
Net amortization of securities	4	141
Amortization of core deposit intangible	400	82
Provision for credit losses	775	1,236
Deferred income taxes	7	7
Stock-based compensation	302	239
Net (increase) decrease in loans held for sale	(832)	25
Income from bank owned life insurance	(267)	(191)
Increase in interest receivable	(321)	(850)
(Decrease) increase in interest payable	(587)	286
Net other operating activities	(531)	1,992

Net cash provided by operating activities	9,610	11,396

INVESTING ACTIVITIES
Purchase of securities available for sale	(12,241)	(6,515)
Proceeds from sale of securities available for sale	—	1,281
Proceeds from sale of other equity securities	966	—
Proceeds from maturities, calls, and paydowns of securities available for sale	10,788	6,689
Net redemption of restricted equity securities	33	576
Net increase in loans	(33,704)	(81,111)
Purchase of premises, equipment and software	(12)	(134)

Net cash used in investing activities	(34,170)	(79,214)

FINANCING ACTIVITIES
Net increase in deposits	14,334	91,609
Proceeds from issuance of common stock	162	385
Restricted shares returned	(57)	—
Net repayment of FHLB advances	(2,000)	(18,000)
Net repayment of other borrowings	(17,979)	(18,997)
Net proceeds of subordinated notes	137	97
Common stock dividends paid	(896)	(804)

Net cash (used in) provided by financing activities	(6,299)	54,290

Net decrease in cash and cash equivalents	(30,859)	(13,528)

Cash and cash equivalents at beginning of year	260,234	250,651

Cash and cash equivalents at end of period	$229,375	$237,123

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$18,871	$17,611
Income taxes	$—	$11
See Notes to Consolidated Financial Statements.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern States Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Southern States Bank (the “Bank”). The Bank is a commercial bank headquartered in Anniston, Calhoun County, Alabama. As of March 31, 2025, the Bank also operates branch offices in Birmingham, Opelika, Auburn, Huntsville, Sylacauga, Wedowee, and Roanoke, Alabama as well as Columbus, Carrollton, Cartersville, Dallas, Newnan and Rockmart, Georgia. The Bank also has two loan production offices (LPO) located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market areas and the surrounding areas.
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
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. On March 15, 2020, the Federal Reserve System Board announced an interim final rule amending Regulation D to lower all transaction account reserve requirement ratios to zero percent, thereby eliminating all reserve requirements as of March 31, 2025 and December 31, 2024.

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
Management uses a systematic methodology to determine its allowance for credit losses for held to maturity debt securities. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The Company’s estimate of its allowance for credit losses involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account would need to be recorded. The Company had $19,606 and $19,611 of held to maturity securities and no related valuation account as of March 31, 2025 and December 31, 2024, respectively.
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
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an allowance for credit losses on accrued interest receivable. The accrued interest receivable on securities was $1,317 and $1,194 at March 31, 2025 and December 31, 2024, respectively.
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
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a loan modification will be executed. Credit losses are estimated on the amortized cost basis of loans. Accrued interest receivable on loans is excluded from the estimate of credit losses. The accrued interest receivable on loans was $8,994 and $8,786 at March 31, 2025 and December 31, 2024, respectively.
Off-Balance Sheet Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded loan commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1,405 at March 31, 2025 and December 31, 2024.
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
Goodwill
Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of acquisition. Goodwill is subject to an annual evaluation of impairment. If desired, the Company can assess qualitative factors to determine if comparing the carrying value of the reporting unit to its fair value is necessary. Should the fair value be less than the carrying value, an impairment write-down would be taken. Based on its assessment of qualitative factors, the Company determined that no impairment existed at March 31, 2025.
Goodwill is not amortized but is evaluated for impairment on a quarterly basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). The Company performed a goodwill impairment test in March 2025. The qualitative factors considered in determining if fair value of the unit was less than the carrying amount were economic conditions related to the change in the interest rate environment. A quantitative assessment of goodwill impairment included determining the estimated fair value of Company using a market-based approach. It was determined there was no impairment.
Core Deposit Intangible
A core deposit intangible is initially recognized based on a valuation, of acquired deposits, performed as of the acquisition date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, or approximately 7 years. The intangible asset is reviewed annually for events or circumstances that could negatively impact the recoverability of the intangible. These events could include loss of core deposits, increased competition, or adverse changes in the economy. To the extent this intangible asset is deemed unrecoverable, an impairment charge would be recorded. The Company maintains steady deposit growth across our markets and continues to attract new customer deposits. The intangible asset was evaluated for impairment as of March 31, 2025 and based on that evaluation there was no impairment.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the required effective dates. Refer to “Note 1 Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the Company’s 2024 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s financial statements taken as a whole.

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
The fair value of consideration paid exceeded the net assets acquired and resulted in goodwill of $16,313. The Company performs a quarterly and annual impairment test on goodwill and no impairment was recorded as of March 31, 2025.
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
Securities Available for Sale: Securities available for sale were acquired with an adjustment to fair value based upon pricing models and discounted cash flows that considered standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads.
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

For the Three Months Ended
March 31, 2024

Net interest income	$23,130
Net income	9,102

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

	For the Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share:
Net Income	$10,351	$8,119
Weighted average common shares outstanding	9,979,120	8,913,477
Basic earnings per share	$1.04	$0.91
Diluted Earnings Per Share:
Net income allocated to common shareholders	$10,344	$8,111
Weighted average common shares outstanding	9,979,120	8,913,477
Net dilutive effect of:
Assumed exercises of stock options and vesting of restricted stock units	93,209	129,645
Average shares and dilutive potential common shares	10,072,329	9,043,122
Dilutive earnings per share	$1.03	$0.90

NOTE 4.    SECURITIES
The amortized cost and fair value of securities at March 31, 2025 and December 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Securities Available for Sale
U.S. Treasury securities	$7,665	$—	$(715)	$6,950
U.S. Government Sponsored Enterprises (GSEs)	1,901	6	(184)	1,723
State and municipal securities	46,188	15	(5,322)	40,881
Corporate debt securities	15,049	8	(795)	14,262
Asset based securities	13,953	120	(273)	13,800
Mortgage-backed GSE residential/multifamily and non-GSE	124,321	278	(3,277)	121,322
Total securities available for sale	$209,077	$427	$(10,566)	$198,938

Securities Held to Maturity
State and municipal securities	19,606	—	(3,201)	16,405
Total securities held to maturity	$19,606	$—	$(3,201)	$16,405
Total securities	$228,683	$427	$(13,767)	$215,343

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
Securities with a carrying value of $25,503 and $19,529 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities available for sale and securities held to maturity as of March 31, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included by maturity in the following summary:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale
Due in less than one year	$1,432	$1,407	$2,427	$2,421
Due from one year to five years	11,602	10,957	12,824	11,976
Due after five to ten years	21,876	20,169	21,417	19,567
Due after ten years	49,846	45,083	51,079	47,057
Mortgage-backed securities	124,321	121,322	119,848	115,849
Total securities available for sale	$209,077	$198,938	$207,595	$196,870

Securities Held to Maturity
Due in less than one year	$—	$—	$—	$—
Due from one year to five years	—	—	—	—
Due after five to ten years	16,797	14,155	16,801	13,740
Due after ten years	2,809	2,250	2,810	2,292
Mortgage-backed securities	—	—	—	—
Total securities held to maturity	$19,606	$16,405	$19,611	$16,032
Total securities	$228,683	$215,343	$227,206	$212,902

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 4.    SECURITIES (Continued)
Gains and losses on sales and change in value of securities available for sale and other equity securities held at fair value for the three months ended March 31, 2025 and March 31, 2024 consist of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Gross gains	$29	$—
Gross losses	(6)	(12)
Net realized gain (loss)	$23	$(12)
Restricted equity securities as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024

Federal Home Loan Bank stock	$2,990	$3,023
First National Banker’s Bankshares, Inc. stock	1,168	1,168
Pacific Coast Banker’s Bank stock	250	250
Total restricted equity securities	$4,408	$4,441
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
March 31, 2025
Securities Available for Sale
U.S. Treasury securities	$—	$—	$(715)	$6,950	$(715)
U.S. Government Sponsored Enterprises (GSEs)	—	—	(184)	1,217	(184)
State and municipal securities	(64)	1,993	(5,258)	38,386	(5,322)
Corporate debt securities	(15)	985	(780)	12,475	(795)
Asset based securities	(6)	1,004	(267)	3,490	(273)
Mortgage-backed GSE residential/multifamily and non-GSE	(706)	38,347	(2,571)	35,644	(3,277)
Total securities available for sale	$(791)	$42,329	$(9,775)	$98,162	$(10,566)

Securities Held to Maturity
State and municipal securities	—	—	(3,201)	16,405	(3,201)
Total securities held to maturity	$—	$—	$(3,201)	$16,405	$(3,201)
Total securities	$(791)	$42,329	$(12,976)	$114,567	$(13,767)

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
The unrealized losses on 230 securities at March 31, 2025 were caused by interest rate changes. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost bases, at maturity, the Company does not consider these securities to be credit impaired at March 31, 2025.
At March 31, 2025, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for held to maturity state and municipal securities as such amount is not material at March 31, 2025. All debt securities in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 5.    LOANS

Portfolio Segments and Classes
The composition of loans, excluding loans held for sale, is summarized as follows:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Real estate mortgages:
Construction and development	$247,264	10.9%	$238,603	10.7%
Residential	317,994	14.0%	315,083	14.1%
Commercial	1,356,064	59.8%	1,350,091	60.4%
Commercial and industrial	333,831	14.8%	317,887	14.3%
Consumer and other	11,587	0.5%	11,580	0.5%
Gross Loans	2,266,740	100.0%	2,233,244	100.0%
Deferred loan fees	(6,704)		(6,675)
Allowance for credit losses	(28,876)		(28,338)
Loans, net	$2,231,160		$2,198,231
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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of March 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$20,023	$72,378	$38,449	$82,296	$15,672	$7,373	$6,294	$242,485
Special Mention	—	—	—	—	—	4,232	—	4,232
Substandard	—	144	—	403	—	—	—	547
Doubtful	—	—	—	—	—	—	—	—
Total	20,023	72,522	38,449	82,699	15,672	11,605	6,294	247,264
Current gross charge offs	—	—	—	—	—	—	—	—

Residential
Pass	12,298	59,218	61,534	62,017	21,787	62,404	37,280	316,538
Special Mention	—	51	80	—	—	20	594	745
Substandard	—	—	—	266	—	397	48	711
Doubtful	—	—	—	—	—	—	—	—
Total	12,298	59,269	61,614	62,283	21,787	62,821	37,922	317,994
Current gross charge offs	—	—	—	—	—	—	—	—

Commercial
Pass	33,409	180,962	234,752	353,741	245,467	260,574	14,919	1,323,824
Special Mention	—	654	1,873	5,244	4,342	12,025	—	24,138
Substandard	—	—	657	425	5,096	1,924	—	8,102
Doubtful	—	—	—	—	—	—	—	—
Total	33,409	181,616	237,282	359,410	254,905	274,523	14,919	1,356,064
Current gross charge offs	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	13,150	65,381	65,168	45,352	14,804	14,732	101,606	320,193
Special Mention	—	956	36	—	—	295	2,891	4,178
Substandard	—	1	2,797	2,142	—	4,520	—	9,460
Doubtful	—	—	—	—	—	—	—	—
Total	13,150	66,338	68,001	47,494	14,804	19,547	104,497	333,831
Current gross charge offs	—	331	—	—	—	—	—	331

Consumer and other
Pass	1,640	2,483	1,548	685	373	1,137	3,720	11,586
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1	—	—	1
Doubtful	—	—	—	—	—	—	—	—
Total	1,640	2,483	1,548	685	374	1,137	3,720	11,587
Current gross charge offs	—	—	—	2	—	—	—	2

Gross Loans
Pass	80,520	380,422	401,451	544,091	298,103	346,220	163,819	2,214,626
Special Mention	—	1,661	1,989	5,244	4,342	16,572	3,485	33,293
Substandard	—	145	3,454	3,236	5,097	6,841	48	18,821
Doubtful	—	—	—	—	—	—	—	—
Total	$80,520	$382,228	$406,894	$552,571	$307,542	$369,633	$167,352	$2,266,740
Current gross charge offs	$—	$331	$—	$2	$—	$—	$—	$333

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5.    LOANS (Continued)

Credit Risk Management (Continued)
The following tables summarizes the risk category of the Company’s loan portfolio based upon the most recent analysis on the year of origination as of December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate Mortgages:
Construction and development
Pass	$77,290	$35,395	$91,896	$16,615	$1,584	$5,892	$5,082	$233,754
Special Mention	—	—	—	—	—	4,289	—	4,289
Substandard	145	—	415	—	—	—	—	560
Doubtful	—	—	—	—	—	—	—	—
Total	77,435	35,395	92,311	16,615	1,584	10,181	5,082	238,603
Current gross charge offs	—	—	—	—	—	—	—	—

Residential
Pass	60,216	63,257	63,590	21,866	44,848	20,451	40,346	314,574
Special Mention	—	—	—	—	—	—	—	—
Substandard	50	—	100	—	—	309	50	509
Doubtful	—	—	—	—	—	—	—	—
Total	60,266	63,257	63,690	21,866	44,848	20,760	40,396	315,083
Current gross charge offs	—	—	—	—	—	11	—	11

Commercial
Pass	173,094	241,486	375,924	250,065	83,154	188,412	14,796	1,326,931
Special Mention	660	—	1,461	5,463	—	11,954	240	19,778
Substandard	—	664	437	325	479	1,477	—	3,382
Doubtful	—	—	—	—	—	—	—	—
Total	173,754	242,150	377,822	255,853	83,633	201,843	15,036	1,350,091
Current gross charge offs	—	—	119	38	—	—	—	157

Commercial and industrial
Pass	63,387	70,165	37,732	16,052	15,064	5,732	102,167	310,299
Special Mention	987	56	—	—	—	314	2,827	4,184
Substandard	1	2,837	74	—	—	492	—	3,404
Doubtful	—	—	—	—	—	—	—	—
Total	64,375	73,058	37,806	16,052	15,064	6,538	104,994	317,887
Current gross charge offs	—	—	1,210	—	—	—	—	1,210

Consumer and other
Pass	3,713	1,777	772	403	22	1,135	3,754	11,576
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4	—	—	—	4
Doubtful	—	—	—	—	—	—	—	—
Total	3,713	1,777	772	407	22	1,135	3,754	11,580
Current gross charge offs	10	15	—	—	—	—	—	25

Gross Loans
Pass	377,700	412,080	569,914	305,001	144,672	221,622	166,145	2,197,134
Special Mention	1,647	56	1,461	5,463	—	16,557	3,067	28,251
Substandard	196	3,501	1,026	329	479	2,278	50	7,859
Doubtful	—	—	—	—	—	—	—	—
Total	$379,543	$415,637	$572,401	$310,793	$145,151	$240,457	$169,262	$2,233,244
Current gross charge offs	$10	$15	$1,329	$38	$—	$11	$—	$1,403

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5.    LOANS (Continued)

Credit Risk Management (Continued)
Collateral Dependent Loans
The Company classifies a loan as collateral dependent when the borrower is experiencing financial difficulty, and expected repayment is to be provided substantially through the operation or sale of collateral. The following tables summarize collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2025 and December 31, 2024:

	Real Estate	Other	Total	ACL
As of March 31, 2025
Real estate mortgages:
Construction and development	$678	$—	$678	$21
Residential	1,103	—	1,103	47
Commercial	10,712	—	10,712	507
Commercial and industrial	—	9,642	9,642	403
Consumer and other	—	2	2	—
Total	$12,493	$9,644	$22,137	$978

	Real Estate	Other	Total	ACL
As of December 31, 2024
Real estate mortgages:
Construction and development	$696	$—	$696	$23
Residential	924	—	924	49
Commercial	9,672	—	9,672	557
Commercial and industrial	—	3,411	3,411	205
Consumer and other	—	11	11	—
Total	$11,292	$3,422	$14,714	$834

Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement.  Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. The following tables present the aging of the recorded investment in loans and leases as of March 31, 2025 and December 31, 2024:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5.    LOANS (Continued)

		Past Due Status (Accruing Loans)
	Current	30-59 Days	60-89 Days	90+ Days	Total Past Due	Nonaccrual with ACL	Nonaccrual without ACL	Total
As of March 31, 2025
Real estate mortgages:
Construction and development	$244,980	$1,481	$400	$—	$1,881	$—	$403	$247,264
Residential	316,570	666	—	—	666	20	738	317,994
Commercial	1,351,095	1,679	596	—	2,275	2,392	302	1,356,064
Commercial and industrial	327,985	2,428	98	—	2,526	603	2,717	333,831
Consumer and other	11,563	20	4	—	24	—	—	11,587
Total	$2,252,193	$6,274	$1,098	$—	$7,372	$3,015	$4,160	$2,266,740

As of December 31, 2024
Real estate mortgages:
Construction and development	$237,390	$636	$162	$—	$798	$—	$415	$238,603
Residential	313,660	818	46	—	864	21	538	315,083
Commercial	1,340,990	5,239	1,667	98	7,004	1,772	325	1,350,091
Commercial and industrial	313,454	1,070	—	—	1,070	570	2,793	317,887
Consumer and other	11,569	10	—	1	11	—	—	11,580
Total	$2,217,063	$7,773	$1,875	$99	$9,747	$2,363	$4,071	$2,233,244

The Company recognized $79 and $49 of interest income on nonaccrual loans during the three months ended March 31, 2025, and March 31, 2024, respectively.
Allowance for Credit Losses
The following tables detail activity in the allowance for credit losses by portfolio segment as of March 31, 2025 and March 31, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
We maintain an allowance for credit losses on unfunded loan commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance for credit losses is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the consolidated balance sheet within other liabilities, while corresponding provision for these credit losses is recorded as a component of other operating expense. At March 31, 2025, $1,405 in allowance for credit losses on unfunded commitments was included in other liabilities on the consolidated balance sheets.

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2024	$23,861	$4,367	$110	$28,338
Provision for credit losses	182	592	1	775
Loans charged off	—	(331)	(2)	(333)
Recoveries of loans previously charged off	6	89	1	96
Ending balance at March 31, 2025	$24,049	$4,717	$110	$28,876

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 5.    LOANS (Continued)

	Real Estate	Commercial	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2023	$19,826	$4,466	$86	$24,378
Provision for credit losses	1,173	48	15	1,236
Loans charged off	(38)	(442)	(15)	(495)
Recoveries of loans previously charged off	8	16	1	25
Ending balance at March 31, 2024	$20,969	$4,088	$87	$25,144

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
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025.

Three Months Ended March 31, 2025	Term Extension	Term Extension and Rate Adjustment	Total	Percentage of Total Loans
Real estate mortgages:
Construction and development	$—	$—	$—	—%
Residential	—	—	—	—%
Commercial	—	—	—	—%
Commercial and industrial	—	—	—	—%
Consumer and other	—	—	—	—%
Total	$—	$—	$—	—%

The Company had no modified loans during the three months ended March 31, 2025 that subsequently defaulted. For purposes of this disclosure, the term default is defined as the earlier of being placed on nonaccrual status or reaching 90 days past due and still accruing with respect to principle and/or interest payments. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of March 31, 2025.
The table below details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2024.

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

Accretable Yield
The Company did not acquire any purchase credit deteriorated loans (PCD) as a result of the merger with Century Bank. Changes in the accretable yield, or income expected to be collected, on acquired non-PCD loans as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

Balance, beginning of the year	$4,372	$67
Additions	—	4,747
Disposals	(154)	(79)
Accretion	(116)	(363)
Balance, end of the period	$4,102	$4,372

NOTE 6.    DEPOSITS
Major classifications of deposits are as follows:

	March 31, 2025	December 31, 2024
Noninterest-bearing transaction	$533,220	$575,357
Interest-bearing transaction	1,183,984	1,128,959
Savings	54,795	52,472
Time deposits, $250,000 and under	518,958	512,717
Time deposits, over $250,000	134,674	141,792
	$2,425,631	$2,411,297
Brokered deposits totaled $162,535 at March 31, 2025 and $150,014 at December 31, 2024. The scheduled maturities of time deposits at March 31, 2025 are as follows:

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 6.    DEPOSITS (Continued)

April 1, 2025 to March 31, 2026	$572,467
April 1, 2026 to March 31, 2027	66,103
April 1, 2027 to March 31, 2028	11,598
April 1, 2028 to March 31, 2029	1,786
April 1, 2029 to March 31, 2030	1,667
Thereafter	11
$653,632
At March 31, 2025 and December 31, 2024, overdrawn transaction accounts reclassified to loans totaled $224 and $639, respectively.

NOTE 7.    SUBORDINATED NOTES
On February 7, 2022, the Company issued $48,000 of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.5% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company will be entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47,500 at March 31, 2025. Issuance costs related to the Notes totaled $1,093 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2025, the remaining balance of the debt issuance cost was $406. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On October 26, 2022, the Company issued $40,000 of Fixed-to-Floating Rate Subordinated Notes due October 2032 (the “2032 Notes”). The 2032 Notes bear interest at 7.0% per annum, payable quarterly in arrears. From and including October 26, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 306 basis points, payable quarterly in arrears. The Company will be entitled to redeem the 2032 Notes, in whole or in part, on any interest payment on or after October 26, 2027, and to redeem the 2032 Notes in whole upon certain other events. Issuance costs related to the 2032 Notes totaled $832 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2025, the remaining balance of the debt issuance cost was $430. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.
On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4,703. The Century Notes will mature on December 22, 2031, and through December 22, 2026 will bear a fixed rate of interest of 3.5% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest will reset quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears. Issuance costs related to the Century Notes totaled $172 and have been netted against the subordinated notes liability on the balance sheet. At March 31, 2025, the remaining balance of the debt issuance cost was $60. The debt issuance costs are being amortized using the straight line method over sixty months and are recorded as a component of interest expense.

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
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments including the effects of offsetting as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company has posted cash collateral of $5,240. The amount of loss recognized in expense on derivatives as a fair value adjustment and fee income, for the three months ended March 31, 2025, were $3 and $0, respectively.

March 31, 2025				December 31, 2024
Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value	Derivatives not Designated as Hedging Instruments	Notional Amount	Balance Sheet Location	Fair Value
Interest Rate Products	$99,382	Other Assets	$5,666	Interest Rate Products	$101,185	Other Assets	$6,444
Interest Rate Products	99,382	Other Liabilities	(5,680)	Interest Rate Products	101,185	Other Liabilities	(6,454)
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
As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,789. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $5,789, less the required collateral of $5,240.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	March 31, 2025	December 31, 2024
Commitments to extend credit	$363,077	$401,912
Standby letters of credit	5,795	5,901
Total	$368,872	$407,813
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
The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2025 and March 31, 2024.
The allowance for credit losses on unfunded commitments as follows:

	March 31, 2025	March 31, 2024
Allowance for credit losses on unfunded commitments at beginning of the period	$1,405	$1,239
Provision for credit losses on unfunded commitments	—	49
Balance at the end of the period	$1,405	$1,288
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
The Company, according to regulatory restrictions, may not generally extend credit to any single borrower or group of related borrowers on a secured basis in excess of 20% of capital, as defined, or approximately $72,693 or on an unsecured basis in excess of 10% of capital, as defined, or approximately $36,347.
NOTE 11.    STOCKHOLDERS’ EQUITY
As of March 31, 2025, the Company had 9,922,180 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
As of December 31, 2024, the Company had 9,889,260 shares of common stock issued and outstanding and does not have any non-voting shares issued and outstanding.
NOTE 12.    REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2025, approximately $90,050 of retained earnings was available for dividend declaration without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In addition, the Bank is subject to a capital conservation buffer that requires it to maintain common equity Tier 1 capital of 2.50% above minimum requirements for the common equity Tier 1 ratio, Tier 1 risk-based ratio and total risk-based ratio to avoid limitations on distributions and discretionary bonus payments. The capital conservation buffer is included in the minimum capital requirements in the following tables. Management believes, as of March 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.
As of March 31, 2025, the Company and the Bank believe they are each well capitalized on a consolidated basis for bank regulatory purposes as their respective capital ratios exceed minimum total, Tier 1 and CET1 risk-based capital ratios and Tier 1 leverage capital ratios as set forth in the following table. As a bank holding company with less than $3,000,000 in total consolidated assets, the Company is eligible to be treated as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement. As a result, the Company’s capital adequacy is evaluated at the bank level and on a parent-only basis, and it is not subject to consolidated capital standards for regulatory purposes. The ratios set forth below as to the Company are for illustrative purposes in the event it was to become subject to consolidated capital standards for regulatory purposes. The column styled “Required for Capital Adequacy Purposes” includes the 2.50% capital conservation buffer.

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 12.    REGULATORY MATTERS (Continued)
The Bank is also subject to capital requirements under the FDIC’s prompt corrective action regime. As of March 31, 2025, the Bank was well capitalized under the regulatory framework for prompt corrective action.
Community Bank Leverage Ratio Framework
As part of the directive under the Economic Growth Act, in September 2019, the FDIC and other federal bank regulatory agencies approved the Community Bank Leverage Ratio (“CBLR”) framework. This optional framework became effective January 1, 2020, and is available to the Company and the Bank as an alternative to the Basel III risk-based capital framework. The CBLR framework provides for a simple measure of capital adequacy for certain community banking organizations. Specifically, depository institutions and depository institution holding companies that have less than $10,000,000 in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9.00%, are considered qualifying community banking organizations and are eligible to opt into the CBLR framework, and replace the applicable Basel III risk-based capital requirements. As of March 31, 2025, the Company and the Bank qualify for the CBLR framework. Management does not intend to utilize the CBLR framework.

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2025

Tier 1 capital (to average assets)
Company	$255,971	9.14%	$112,007	4.00%	$—	—
Bank	$335,765	11.99%	$112,007	4.00%	$140,009	5.00%

CET 1 capital (to risk-weighted assets)
Company	$255,971	10.18%	$176,051	7.00%	$—	—
Bank	$335,765	13.35%	$176,051	7.00%	$163,476	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$255,971	10.18%	$213,777	8.50%	$—	—
Bank	$335,765	13.35%	$213,777	8.50%	$201,202	8.00%

Total capital (to risk-weighted assets)
Company	$378,752	15.06%	$264,077	10.50%	$—	—
Bank	$366,046	14.55%	$264,077	10.50%	$251,502	10.00%

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

SOUTHERN STATES BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 13.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Assets Measured at Fair Value on a Recurring Basis
The only assets and liabilities measured at fair value on a recurring basis are our securities available for sale and swaps. There were no transfers between levels during the period. Information related to the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 is as follows:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
U.S. Treasury securities	$6,950	$6,950	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	1,723	—	1,723	—
State and municipal securities	40,881	—	40,881	—
Corporate debt securities	14,262	—	14,262	—
Asset based securities	13,800	—	13,800	—
Mortgage-backed GSE residential/multifamily and non-GSE	121,322	—	121,322	—
Other equity securities	2,754	2,754	—	—
Interest Rate Products - asset	5,666	—	5,666	—
Interest Rate Products - liabilities	(5,680)	—	(5,680)	—

December 31, 2024
U.S. Treasury securities	$8,809	$8,809	$—	$—
U.S. Government Sponsored Enterprises (GSEs)	1,830	—	1,830	—
State and municipal securities	41,763	—	41,763	—
Corporate debt securities	14,127	—	14,127	—
Asset based securities	14,492	—	14,492	—
Mortgage-backed GSE residential/multifamily and non-GSE	115,849	—	115,849	—
Other equity securities	3,697	3,697	—	—
Interest Rate Products - asset	6,444	—	6,444	—
Interest Rate Products - liabilities	(6,454)	—	(6,454)	—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measure at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements At Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Individually analyzed loans	$2,857	$—	$—	$2,857
Foreclosed assets	—	—	—	—
Totals	$2,857	$—	$—	$2,857

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
December 31, 2024:
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
The fair value of individually analyzed loans are primarily measured based on the value of the collateral securing these loans. Individually analyzed loans are typically classified within level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Individually analyzed loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 13.    FAIR VALUE OF ASSETS AND LIABILITIES (Continued)
Quantitative Disclosures for Level 3 Fair Value Measurements
The Company had no Level 3 assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2025, the significant unobservable inputs used in the fair value measurements are presented below.

	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Individually analyzed loans	$2,857	Appraisal	Appraisal discounts (%)	15-20%
Foreclosed assets	$—	Appraisal	Appraisal discounts (%)	10-15%
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
Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2025
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,375	$229,375	$—	$—
Securities available for sale	198,938	6,950	191,988	—
Other equity securities	2,754	2,754	—	—
Loans held for sale	1,236	—	1,236	—
Trading assets	5,666	—	5,666	—
Loans, net	2,231,160	—	2,211,438	2,857
Bank owned life insurance	39,698	—	39,698	—
Annuities	16,794	—	16,794	—
Accrued interest receivable	10,432	—	10,432	—
Restricted equity securities	4,408	—	—	4,408

Financial liabilities:
Deposits	$2,425,631	$—	$2,425,421	$—
Trading liabilities	5,680	—	5,680	—
FHLB advances	20,000	—	20,027	—
Other borrowings	—	—	—	—
Subordinated notes	91,382	—	91,382	—
Accrued interest payable	1,585	—	1,585	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2024 and December 31, 2023, included in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
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

Recent Developments
On March 31, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FB Financial Corporation (“FB Financial”) whereby we will, subject to the terms and conditions set forth in the Merger Agreement, (a) merge with and into FB Financial (the “Corporate Merger”), with FB Financial as the surviving corporation in the Corporate Merger and (b) immediately following the Corporate Merger, the Bank will merge with and into FirstBank (the “Bank Merger,” and together with the Corporate Merger, the “Merger”) with FirstBank as the surviving bank in the Bank Merger.
Under the terms and subject to the conditions of the Merger Agreement, upon the consummation of the Corporate Merger (the “Effective Time”), holders of our common stock will have the right to receive 0.800 shares of FB Financial common stock (the “Merger Consideration”) for each share of our common stock they hold, and cash in lieu of fractional shares.
Completion of the Merger is subject to various closing conditions, including approval by the Company’s shareholders and the approval by FB Financial shareholders of the issuance of the Merger Consideration and certain regulatory approvals. While we expect the Merger to be completed in the third quarter of 2025, because fulfillment of some of the conditions to completion of the Merger is not entirely within our control, we cannot assure you of the actual timing.

Overview of First Quarter 2025 Results
Net income was $10.4 million for the quarter ended March 31, 2025, compared to $11.2 million for the quarter ended December 31, 2024 and $8.1 million for the quarter ended March 31, 2024. Significant measures in the first quarter included:

•Annualized return on average assets (“ROAA”) was 1.48% for the three months ended March 31, 2025, compared to 1.55% for the three months ended December 31, 2024 and 1.33% for the three months ended March 31, 2024.

•Annualized return on average equity (“ROAE”) was 14.67% for the three months ended March 31, 2025, compared to 16.13% for the three months ended December 31, 2024 and 14.87% for the three months ended March 31, 2024.

•Basic earnings per common share was $1.04 for the three months ended March 31, 2025, compared to $1.13 for the three months ended December 31, 2024 and $0.91 for the three months ended March 31, 2024.

•Net interest margin of 3.75% for the first quarter of 2025, compared to 3.66% for the fourth quarter of 2024 and 3.59% for the first quarter of 2024.

•Net interest income was $24.9 million for the three months ended March 31, 2025, a decrease of $171,000, or 0.7%, from $25.1 million for the three months ended December 31, 2024 and an increase of $4.0 million, or 19.4%, from $20.8 million for the three months ended March 31, 2024.

•Loans, net of unearned income, were $2.3 billion as of March 31, 2025, a $33.5 million, or 1.5%, increase compared to December 31, 2024, or a linked-quarter annualized growth rate of 6.1%.

•Deposits were $2.4 billion as of March 31, 2025, a $14.3 million, or 0.6%, increase compared to December 31, 2024, or a linked-quarter annualized growth rate of 2.4%.

•Deposits, excluding brokered deposits, were $2.3 billion as of March 31, 2025, a $1.8 million, or 0.1%, increase compared to December 31, 2024, or a linked-quarter annualized growth rate of 0.3%.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024
We had net income of $10.4 million for the three months ended March 31, 2025, compared to net income of $8.1 million for the three months ended March 31, 2024, an increase of $2.2 million or 27.5%. The increased net income was the result of a substantial increase in net interest income, a considerable decrease in provision for credit losses and a slight increase in noninterest income, which was significantly offset by a substantial increase in noninterest expense, coupled with a considerable increase in income taxes.
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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets:
Interest-earning assets:
Loans, net of unearned income(1)	$2,235,194	$38,202	6.93%	$1,916,288	$33,628	7.06%
Taxable securities	171,788	2,239	4.99%	163,586	1,981	4.87%
Nontaxable securities	46,608	247	2.15%	45,368	229	2.03%
Other interest-earnings assets	227,124	2,476	4.42%	211,127	2,898	5.52%
Total interest-earning assets	$2,680,714	$43,164	6.51%	$2,336,369	$38,736	6.67%
Allowance for credit losses	(28,430)			(24,313)
Noninterest-earning assets	179,229			135,222
Total Assets	$2,831,513			$2,447,278

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction accounts	95,573	20	0.09%	85,858	26	0.12%
Savings and money market accounts	1,120,998	9,765	3.53%	902,361	8,804	3.92%
Time deposits	644,816	6,904	4.34%	645,088	7,076	4.41%
FHLB advances	20,644	275	5.40%	53,121	655	4.96%
Other borrowings	93,084	1,321	5.76%	95,650	1,336	5.62%
Total interest-bearing liabilities	$1,975,115	$18,285	3.75%	$1,782,078	$17,897	4.04%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$552,746			$416,141
Other liabilities	27,526			29,437
Total noninterest-bearing liabilities	$580,272			$445,578
Stockholders’ Equity	286,126			219,622
Total Liabilities and Stockholders’ Equity	$2,841,513			$2,447,278

Net interest income		$24,879			$20,839
Net interest spread(2)			2.76%			2.63%
Net interest margin(3)			3.75%			3.59%
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

	Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
	Changes due to:
	Volume	Rate	Total Variance
	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,132	$(558)	$4,574
Taxable securities	211	47	258
Nontaxable securities	6	12	18
Other interest-earning assets	184	(606)	(422)
Total increase in interest income	$5,533	$(1,105)	$4,428

Interest-bearing liabilities:
Interest-bearing transaction accounts	2	(8)	(6)
Savings and money market accounts	1,770	(809)	961
Time deposits	(5)	(167)	(172)
FHLB advances	(438)	58	(380)
Other borrowings	(143)	128	(15)
Total increase in interest expense	$1,186	$(798)	$388
Increase in net interest income	$4,347	$(307)	$4,040
Net interest income for the three months ended March 31, 2025 was $24.9 million compared to $20.8 million for the three months ended March 31, 2024, an increase of $4.0 million, or 19.4%. The increase in net interest income was comprised of a $4.4 million, or 11.4%, increase in interest income, partially offset by a $388,000, or 2.2%, increase in interest expense. The increase in interest income was substantially a result of a $318.9 million, or 16.6%, increase in average loans outstanding from March 31, 2024 to March 31, 2025, partially offset by a 0.13% decrease in average loan yield as lower rate loans were recorded from March 31, 2024 to March 31, 2025. The increase in average gross loans outstanding was due to growth, partially as a result of the Century Bank acquisition. The $388,000 increase in interest expense for the three months ended March 31, 2025 was primarily due to an increase of $193.0 million, or 10.8%, in average interest-bearing liabilities from March 31, 2024 to March 31, 2025, partially offset by a 0.29% decrease in the cost paid on interest-bearing liabilities for the three months ended March 31, 2025. The increase in average interest-bearing deposits was due to growth, partially as a result of the Century Bank acquisition. For the three months ended March 31, 2025, net interest margin and net interest spread were 3.75% and 2.76%, respectively, compared to 3.59% and 2.63%, respectively, for the same period in 2024.
Provision for Credit Losses
The provision for credit losses for the three months ended March 31, 2025 was $775,000 compared to $1.2 million for the three months ended March 31, 2024. The provision for the three months ended March 31, 2025 was recorded based on loan growth, qualitative factors and individually analyzed loans. The provision for the three months ended March 31, 2024 was recorded primarily based on growth as well as increases for individually analyzed loans. In the three months ended March 31, 2025, there were net charge offs of $237,000. In the three months ended March 31, 2024, there were net charge offs of $470,000.
The allowance for credit losses as a percentage of gross loans was 1.27% and 1.28% at March 31, 2025 and 2024, respectively.

Noninterest Income
Noninterest income for the three months ended March 31, 2025 was $1.7 million compared to $1.3 million for the three months ended March 31, 2024, an increase of $385,000, or 30.4%, which primarily resulted from increases in service charges on deposit accounts, bank card services and interchange fees, as well as other operating income, substantially due to the acquisition of Century Bank.
The following table sets forth the major components of our noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$564	$463	$101
Swap (expense) fees	(3)	15	(18)
SBA/USDA fees	40	64	(24)
Bank card services and interchange fees	570	397	173
Mortgage banking activities	80	96	(16)
Net gain (loss) on securities	23	(12)	35
Other operating income(1)	379	245	134
Total noninterest income	$1,653	$1,268	$385
(1)Other income and fees include income and fees associated with miscellaneous services and the increase in the cash surrender value of BOLI.
Income from service charges on deposit accounts includes fees for overdraft charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $101,000, or 21.8%, to $564,000 for the three months ended March 31, 2025 from $463,000 for the three months ended March 31, 2024. The increase was primarily due to additional overall income as a result of the acquisition of Century Bank.
Interest rate swap fees represent fees received when the Bank’s customer enters into a back-to-back swap agreement and fair value adjustments. These fees decreased $18,000, or 120.0%, to a net expense of $3,000 for the three months ended March 31, 2025 from a net income of $15,000 for the three months ended March 31, 2024. The Bank did not participate in interest rate swaps during the three months ended March 31, 2025 and 2024, but did realize a net fair value adjustment as a loss during the three months ended March 31, 2025, compared to a net fair value adjustment as a gain during the three months ended March 31, 2024.
SBA/USDA fees primarily include gains on the sale of loans and servicing of the loans. These fees decreased $24,000, or 37.5%, to $40,000 for the three months ended March 31, 2025, from $64,000 for the three months ended March 31, 2024. The decrease was primarily due to a reduction in servicing income during the three months ended March 31, 2025.
Bank card services and interchange fees are derived from debit cards and foreign ATM transactions. These fees increased $173,000, or 43.6%, to $570,000 for the three months ended March 31, 2025, from $397,000 for the three months ended March 31, 2024. The increase was primarily due to more transactional volume, partially as a result of the acquisition of Century Bank, that generated an increase in fees during the three months ended March 31, 2025.
Income from mortgage banking activities primarily includes origination fees and gains on the sale of mortgage loans originated for sale in the secondary market. Income from mortgage banking activities decreased $16,000, or 16.7%, to $80,000 for the three months ended March 31, 2025 from $96,000 for the three months ended March 31, 2024.
Net gain on securities was $23,000 for the three months ended March 31, 2025 as a result of market adjustments on equity securities. Net loss on securities was $12,000 for the three months ended March 31, 2024 as a result of market adjustments on equity securities.

Other operating income increased $134,000, or 54.7%, to $379,000 for the three months ended March 31, 2025 from $245,000 for the three months ended March 31, 2024. The increase was primarily the result of an increase in BOLI income, resulting from the purchase of additional BOLI insurance and from the acquisition of Century Bank, coupled with additional rental income from a tenant during the three months ended March 31, 2025.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2025 was $12.3 million compared to $10.4 million for the three months ended March 31, 2024, an increase of $1.9 million, or 18.6%, which primarily resulted from increases in other operating expenses, salaries and employee benefits and data processing fees during the three months ended ended March 31, 2025.
The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
	(dollars in thousands)

Salaries and employee benefits	$6,924	$6,231	$693
Equipment and occupancy expenses	828	689	139
Professional services	488	530	(42)
Data processing fees	909	643	266
Other real estate expense	105	9	96
Other operating expenses(1)	3,052	2,273	779
Total noninterest expense	$12,306	$10,375	$1,931
(1)Other operating expenses include items such as FDIC insurance, telephone expenses, marketing and advertising expense, debit card expenses, courier fees, directors’ fees, travel and entertainment expenses, insurance, fraud and forgery losses, uninsured deposit program expenses, tax credit investment expenses, amortization of intangibles and provision for unfunded credit commitments.
Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) retirement plans provided for employees, including the 401(k) and non-qualified plans maintained for certain key employees. Salaries and employee benefits increased $693,000, or 11.1%, from $6.2 million for the quarter ended March 31, 2024 to $6.9 million for the quarter ended March 31, 2025. The increase was primarily the result of additional overall salaries and employee benefits as result of the acquisition of Century Bank.
Equipment and occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Equipment and occupancy expense for the three months ended March 31, 2025 was $828,000 compared to $689,000 for the three months ended March 31, 2024, an increase of $139,000, or 20.2%. The increase was primarily due to additional equipment and occupancy expenses as a result of the acquisition of Century Bank.
Professional services expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $42,000, or 7.9%, to $488,000 for the three months ended March 31, 2025 compared to $530,000 for the three months ended March 31, 2024. The decrease was primarily the result of a reduction in legal fees during the three months ended March 31, 2025.
Data processing fees, which primarily consists of data processing services for core processing from a third-party vendor, increased $266,000, or 41.4%, to $909,000 for the three months ended March 31, 2025 compared to $643,000 for the three months ended March 31, 2024. The increase was primarily the result of additional software and general increases, partially as a result of the acquisition of Century Bank.

Other real estate expense increased $96,000, or 1066.7%, to $105,000 for the three months ended March 31, 2025, from $9,000 for the three months ended March 31, 2024. The three months ended March 31, 2025 includes expenses related to a nonperforming loan that is in collection.
Other operating expenses increased $779,000, or 34.3%, to $3.1 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024. The acquisition of Century Bank resulted in additional overall other operating expenses, most of which was core deposit intangible amortization. In addition, the three months ended March 31, 2024 included a sizable net recovery of fraud and forgery losses, compared to a small net loss during the the three months ended March 31, 2025.
Financial Condition
Total assets grew $2.9 million, or 0.1%, to $2.9 billion at March 31, 2025 from $2.8 billion at December 31, 2024.
Loans, net of unearned income, increased $33.5 million, or 1.5%, to $2.3 billion at March 31, 2025 from $2.2 billion at December 31, 2024. Loans, net of unearned income, grew at a linked-quarter annualized rate of 6.1% for the three months ended March 31, 2025.
Securities portfolio increased $2.1 million, or 1.0%, to $218.5 million at March 31, 2025, compared to $216.5 million at December 31, 2024.
Cash and cash equivalents fell $30.9 million, or 11.9%, to $229.4 million at March 31, 2025, from $260.2 million at December 31, 2024.
Deposits grew $14.3 million, or 0.6%, to $2.4 billion at March 31, 2025 compared to $2.4 billion at December 31, 2024. The majority of the growth was due to an increase of $56.5 million in interest-bearing account balances, partially offset by a $42.1 million decrease in noninterest-bearing deposits. Included in the increase was $12.5 million in brokered deposits. Total deposits, excluding brokered deposits, grew 0.1% for the three months ended March 31, 2025.
Total stockholders’ equity increased $10.3 million, or 3.7%, to $290.2 million at March 31, 2025, compared to $279.9 million at December 31, 2024. The increase was substantially due to earnings growth.
Loan Portfolio
Loans represent the largest portion of earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.
The Company originates residential real estate loans for the secondary market. The Company sells the residential real estate loans exclusively to two private investors who solely and independently make the credit decisions and set the closing conditions. The loans are closed in the Company’s name but are immediately assigned to the designated investor. These loans have an average turn time to purchase of 30 days or less. These mortgage loans are designated on the Company’s balance sheet as held for sale. This segment represents less than 0.058% of total loans based on the latest thirteen-month average.
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
The following table presents the balance and associated percentage of the composition of loans, excluding loans held for sale on the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate mortgages:
Construction and development	$247,264	10.9%	$238,603	10.7%
Residential	317,994	14.0%	315,083	14.1%
Commercial	1,356,064	59.8%	1,350,091	60.4%
Commercial and industrial	333,831	14.8%	317,887	14.3%
Consumer and other	11,587	0.5%	11,580	0.5%
Gross Loans	2,266,740	100.0%	2,233,244	100.0%
Deferred loan fees	(6,704)		(6,675)
Allowance for credit losses	(28,876)		(28,338)
Loans, net	$2,231,160		$2,198,231
Gross loans increased $33.5 million, or 1.5%, to $2.3 billion as of March 31, 2025 as compared to $2.2 billion as of December 31, 2024. Portfolio segments and classes remained relatively consistent since December 31, 2024.
The majority of our fixed rate loans have a one to five-year maturity. This type of loan has historically been approximately 50% of total loans over the past three years because the majority of our commercial loans are priced with five-year balloons.
We are primarily involved in real estate and commercial lending activities with customers throughout our markets in Alabama and Georgia. Approximately 84.7% of our gross loans were secured by real property as of March 31, 2025, compared to 85.2% as of December 31, 2024. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of wholesale/retail and related businesses.
Commercial real estate loans were 59.8% of total gross loans as of March 31, 2025 and represented 60.4% of total gross loans as of December 31, 2024. C&D loans were 10.9% of total gross loans as of March 31, 2025, and represented 10.7% of total gross loans as of December 31, 2024. The regulatory concentration ratio of the Company’s commercial real estate loans to total risk-based Bank capital is 281.2% as of March 31, 2025 and 284.6% as of December 31, 2024. C&D loans represented 67.5% of total risk-based Bank capital as of March 31, 2025 as compared to 67.4% as of December 31, 2024. The regulatory concentration ratios of commercial real estate loans and construction and development loans to total risk-based capital as of March 31, 2025 and December 31, 2024 were each below the 300%/100% concentration guidelines provided by regulators. Further, these loans are geographically diversified, primarily throughout our markets in Alabama and Georgia.
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
Construction and development loans increased $8.7 million, or 3.6%, to $247.3 million as of March 31, 2025 from $238.6 million as of December 31, 2024. The majority of this increase was primarily due to loan growth in the Company’s Atlanta, Georgia market.
Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which make up 55.8% of our residential loan portfolio. Our residential loans also include home equity lines of credit, which total $25.6 million, or 8.0% of our residential portfolio as of March 31, 2025. By offering a full line of residential loan products, the owners of the small to medium sized businesses that we lend to use us, instead of a competitor, for financing a personal residence. We also offer multi-family loans, which comprise 35.7% of the portfolio. Other residential loans make up the remaining 0.5% of the portfolio.
Residential multi-family loans increased $2.9 million, or 0.9%, to $318.0 million as of March 31, 2025 from $315.1 million as of December 31, 2024. The majority of this increase was due to loan growth in the Company’s Carrolton and Atlanta, Georgia markets.
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
Commercial real estate loans increased $6.0 million, or 0.4%, to $1.4 billion as of March 31, 2025 from $1.4 billion as of December 31, 2024. The increase in commercial real estate loans during this period was mostly driven by general increases in lending activity, primarily in the Company’s Central Georgia market. As of March 31, 2025, the Company’s commercial real estate portfolio was comprised of $667.7 million in non-owner occupied commercial real estate loans and $122.5 million in commercial construction loans.
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
Commercial and industrial loans increased $15.9 million, or 5.0% to $333.8 million as of March 31, 2025 from $317.9 million as of December 31, 2024.
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
Consumer and other loans (non-real estate loans) increased $7,000, or 0.1%, to $11.6 million as of March 31, 2025 from $11.6 million as of December 31, 2024.
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
At March 31, 2025 and December 31, 2024 loan participations sold to third-parties (which are not included in the accompanying consolidated balance sheets) totaled $174.9 million and $175.6 million, respectively. We sell participations to manage our credit exposures to borrowers and concentration guidelines. At March 31, 2025 and December 31, 2024, we purchased loan participations totaling $134.6 million and $135.6 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.
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

Credit Exposure
The Company also has off-balance sheet financial instruments, which include unfunded credit commitments and letters of credit. The Company minimizes these risks through underwriting guidelines and prudent risk management techniques. For off-balance sheet instruments, the allowance for credit losses is calculated in accordance with Topic 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit and considers the probability of a drawdown on the commitment and other factors. The allowance is reported as a component of other liabilities within the consolidated balance sheets. Adjustments to the allowance for credit losses for unfunded commitments are reported in the income statement as a component of other operating expense. The allowance for credit losses on off-balance sheet financial instruments was $1.4 million at March 31, 2025 and December 31, 2024.
The allowance for credit losses was $28.9 million at March 31, 2025 compared to $28.3 million at December 31, 2024, an increase of $538,000, or 1.9%. Additional provisions were recorded based on loan growth, qualitative factors and individually analyzed loans.

The following table provides an analysis of the allowance for credit losses as of the dates indicated.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)

Average loans, net of unearned income	$2,235,194	$1,916,288
Loans, net of unearned income	2,260,036	1,965,149
Allowance for credit losses at beginning of the period	28,338	24,378
Charge offs:
Construction and development	—	—
Residential	—	11
Commercial	—	27
Commercial and industrial	331	442
Consumer and other	2	15
Total charge offs	333	495
Recoveries:
Construction and development	—	—
Residential	6	8
Commercial	—	—
Commercial and industrial	89	16
Consumer and other	1	1
Total recoveries	96	25
Net charge offs	$237	$470

Provision for credit losses	$775	$1,236
Balance at end of period	$28,876	$25,144

Allowance for credit losses on unfunded commitments at beginning of the period	$1,405	$1,239
Provision for credit losses on unfunded commitments	—	49
Balance at the end of the period	$1,405	$1,288

Ratio of allowance to end of period loans	1.28%	1.28%
Ratio of net charge offs to average loans	0.04%	0.10%
Net charge offs for the three months ended March 31, 2025 totaled $237,000, a decrease of $233,000 compared to net charge offs of $470,000 for the three months ended March 31, 2024.
The following table presents the allocation of the allowance for credit losses for each respective loan category with the corresponding percentage of loans in each category to total loans:

	March 31, 2025		March 31, 2024
	Amount	Percentage of loans in each category to gross loans	Amount	Percentage of loans in each category to gross loans
	(dollars in thousands)
Real estate mortgages:
Construction and development	$5,699	10.9%	$5,681	12.8%
Residential	4,354	14.0%	3,241	12.1%
Commercial	13,996	59.8%	12,047	60.0%
Commercial and industrial	4,717	14.8%	4,088	14.7%
Consumer and other	110	0.5%	87	0.4%
Total	$28,876	100.0%	$25,144	100.0%

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
Real estate, which the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure, is classified as foreclosed assets until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. Foreclosed assets totaled $0 at March 31, 2025.
Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.
Total nonperforming loans increased $642,000, or 9.8%, to $7.2 million as of March 31, 2025 from $6.5 million as of December 31, 2024. The net increase was primarily attributable to one significant commercial real estate loan and one significant commercial and industrial loan each being placed on nonaccrual status.

Nonperforming Assets
The following table sets forth the allocation of the Company’s nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	March 31,		December 31,
	2025	2024	2024
	(dollars in thousands)

Nonaccrual loans	$7,175	$3,446	$6,434
Past due loans 90 days or more and still accruing interest	—	—	99
Total nonperforming loans	7,175	3,446	6,533
OREO	—	33	—
Total nonperforming assets	$7,175	$3,479	$6,533

Allowance for credit losses	$28,876	$25,144	$28,338
Gross loans outstanding at the end of period	$2,266,740	$1,971,396	$2,233,244
Allowance for credit losses to gross loans	1.27%	1.28%	1.27%
Allowance for credit losses to nonperforming loans	402.45%	729.66%	433.77%
Nonperforming loans to gross loans	0.32%	0.17%	0.29%
Nonperforming assets to gross loans and OREO	0.32%	0.18%	0.29%

Nonaccrual loans by category:
Real estate mortgages:
Construction and development	$403	$—	$415
Residential	758	246	559
Commercial	2,694	2,422	2,097
Commercial and industrial	3,320	778	3,363
Consumer and other	—	—	—
Total	$7,175	$3,446	$6,434

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

The following table summarizes the fair value of the securities portfolio as of March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
March 31, 2025
Securities Available for Sale
U.S. Treasury securities	$7,665	$—	$(715)	$6,950
U.S. Government Sponsored Enterprises (GSEs)	1,901	6	(184)	1,723
State and municipal securities	46,188	15	(5,322)	40,881
Corporate debt securities	15,049	8	(795)	14,262
Asset based securities	13,953	120	(273)	13,800
Mortgage-backed GSE residential/multifamily and non-GSE	124,321	278	(3,277)	121,322
Total securities available for sale	$209,077	$427	$(10,566)	$198,938

Securities Held to Maturity
State and municipal securities	19,606	—	(3,201)	16,405
Total securities held to maturity	$19,606	$—	$(3,201)	$16,405
Total securities	$228,683	$427	$(13,767)	$215,343

December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$9,678	$—	$(869)	$8,809
U.S. Government Sponsored Enterprises (GSEs)	2,029	7	(206)	1,830
State and municipal securities	46,353	23	(4,613)	41,763
Corporate debt securities	15,024	13	(910)	14,127
Asset based securities	14,663	176	(347)	14,492
Mortgage-backed GSE residential/multifamily and non-GSE	119,848	234	(4,233)	115,849
Total securities available for sale	$207,595	$453	$(11,178)	$196,870

Securities Held to Maturity
State and municipal securities	19,611	—	(3,579)	16,032
Total securities held to maturity	$19,611	$—	$(3,579)	$16,032
Total securities	$227,206	$453	$(14,757)	$212,902
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2025, we evaluated the securities that had an unrealized loss for credit impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2025 and December 31, 2024. Weighted average yield is calculated by taking the sum of each category of securities multiplied by the respective yield for a given maturity, and dividing by the sum of the securities for the same maturity. Expected maturities may differ from contractual maturities based on the segment purchased and if borrowers have the right to call or prepay obligations.

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
March 31, 2025
Securities Available for Sale
U.S. Treasury securities	$—	—%	$6,205	1.34%	$1,460	1.61%	$—	—%	$7,665	1.39%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	1,901	4.06	—	—	1,901	4.06
State and municipal securities	427	1.65	1,829	2.51	4,672	2.35	39,260	2.08	46,188	2.12
Corporate debt securities	1,005	3.55	2,500	5.87	11,544	4.99	—	—	15,049	5.04
Asset based securities	—	—	1,068	2.20	2,299	1.68	10,586	5.95	13,953	4.96
Mortgage-backed GSE residential/multifamily and non-GSE	7,937	7.22	27,293	6.72	8,523	5.40	80,568	4.76	124,321	5.39
Total securities available for sale	$9,369	6.58%	$38,895	5.48%	$30,399	4.23%	$130,414	4.05%	$209,077	4.45%

Securities Held to Maturity
State and municipal securities	—	—	—	—	16,797	2.38	2,809	2.36	19,606	2.37
Total securities held to maturity	$—	—%	$—	—%	$16,797	2.38%	$2,809	2.36%	$19,606	2.37%
Total securities	$9,369	6.58%	$38,895	5.48%	$47,196	3.57%	$133,223	4.01%	$228,683	4.28%

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
December 31, 2024
Securities Available for Sale
U.S. Treasury securities	$2,000	1.33%	$6,219	1.34%	$1,459	1.61%	$—	—%	$9,678	1.38%
U.S. Government Sponsored Enterprises (GSEs)	—	—	—	—	2,029	4.33	—	—	2,029	4.33
State and municipal securities	427	1.64	1,828	2.50	4,678	2.35	39,420	2.08	46,353	2.12
Corporate debt securities	—	—	3,507	5.30	11,517	5.01	—	—	15,024	5.07
Asset based securities	—	—	1,270	2.20	1,734	1.53	11,659	6.15	14,663	5.26
Mortgage-backed GSE residential/multifamily and non-GSE	10,329	6.96	22,780	7.00	8,495	5.25	78,244	4.81	119,848	5.44
Total securities available for sale	$12,756	5.90%	$35,604	5.44%	$29,912	4.25%	$129,323	4.10%	$207,595	4.46%

Securities Held to Maturity
State and municipal securities	—	—	—	—	16,801	2.38	2,810	2.36	19,611	2.37
Total securities held to maturity	$—	—%	$—	—%	$16,801	2.38%	$2,810	2.36%	$19,611	2.37%
Total securities	$12,756	5.90%	$35,604	5.44%	$46,713	3.57%	$132,133	4.06%	$227,206	4.28%
Bank Owned Life Insurance
We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain key employees and as a tax planning strategy. We are the sole owner and beneficiary of the BOLI policies. At March 31, 2025, BOLI totaled $39.7 million compared to $39.4 million at December 31, 2024. The increase represents an increase in the cash surrender value.

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
Total deposits at March 31, 2025 were $2.4 billion, representing an increase of $14.3 million, or 0.6%, compared to $2.4 billion at December 31, 2024. As of March 31, 2025, 22.0% of total deposits were comprised of noninterest-bearing demand accounts, 51.1% of interest-bearing non-maturity accounts and 26.9% of time deposits. Brokered deposits represent 6.7% of total deposits.
The following table summarizes our deposit balances as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)

Noninterest-bearing transaction	$533,220	22.0%	$575,357	23.8%
Interest-bearing transaction	1,183,984	48.8%	1,128,959	46.8%
Savings	54,795	2.3%	52,472	2.2%
Time deposits, $250,000 and under	518,958	21.4%	512,717	21.3%
Time deposits, over $250,000	134,674	5.5%	141,792	5.9%
Total deposits	$2,425,631	100.0%	$2,411,297	100.0%
The following tables set forth the maturity of time deposits as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$86,891	$140,488	$53,335	$1,812	$282,526
Time deposits, $100,000 through $250,000	76,721	141,925	16,950	836	236,432
Time deposits, over $250,000	43,676	82,766	7,416	816	134,674
Total time deposits	$207,288	$365,179	$77,701	$3,464	$653,632

	December 31, 2024
	Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(dollars in thousands)

Time deposits, less than $100,000	$100,724	$130,085	$28,448	$12,292	$271,549
Time deposits, $100,000 through $250,000	99,332	137,619	3,383	834	241,168
Time deposits, over $250,000	78,170	61,916	895	811	141,792
Total time deposits	$278,226	$329,620	$32,726	$13,937	$654,509
Time deposits issued in amounts of more than $250,000 represent the type of deposit most likely to affect the Company’s future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.
The following table presents the average balance and average rate paid on each of the following deposit categories as of March 31, 2025 and 2024:

	March 31,
	2025		2024
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(dollars in thousands)

Noninterest-bearing transaction	$552,746	—%	$416,141	—%
Interest-bearing transaction	95,573	0.09%	85,858	0.12%
Money markets	1,068,111	3.69%	867,964	4.07%
Savings	52,887	0.45%	34,397	0.20%
Time deposits	644,816	4.34%	645,088	4.41%
Total deposits	$2,414,133	2.80%	$2,049,448	3.12%

Our uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $760.4 million and $760.1 million as of March 31, 2025 and December 31, 2024, respectively.
Borrowed Funds
In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.
FHLB Advances. The FHLB allows us to borrow, on both short and long-term, collateralized by a blanket floating lien on first mortgage loans and commercial real estate loans as well as FHLB stock. At March 31, 2025 and December 31, 2024, we had borrowing capacity from the FHLB of $131.4 million and $148.8 million, respectively. We had $20.0 million in FHLB borrowings as of March 31, 2025 and $22.0 million as of December 31, 2024. All our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)

Amount outstanding at end of period	$20,000	$22,000
Weighted average interest rate at end of period	4.48%	5.34%
Maximum month-end balance	$22,000	$55,000
Average balance outstanding during the period	$20,644	$39,847
Weighted average interest rate during the period	5.40%	5.03%
Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $102.2 million as of March 31, 2025 and December 31, 2024, respectively, of which $0 and $10.0 million was outstanding as of March 31, 2025 and December 31, 2024, respectively. There was $102.2 million and $92.2 million available as of March 31, 2025 and December 31, 2024, respectively.
Federal Reserve Bank Discount Window. The Bank has the ability to borrow funds from the Federal Reserve Bank utilizing the discount window, as an instrument that allows us to borrow on a short-term basis to meet temporary liquidity needs. The Bank had borrowing capacity of $143.5 million and $272.9 million as a source of funding as of March 31, 2025 and December 31, 2024, respectively, of which $0 was outstanding as of March 31, 2025 and December 31, 2024. There was $143.5 million and $272.9 million available as of March 31, 2025 and December 31, 2024, respectively.
Federal Reserve Bank Bank Term Funding Program (“BTFP”). On March 12, 2023, the Federal Reserve Bank, Department of Treasury and the FDIC issued a joint statement outlining actions taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new BTFP. The BTFP provides eligible depository institutions an additional source of liquidity. On March 11, 2024, BTFP ended and ceased providing new loans, and, as a result, the Bank has no more borrowing capacity or availability to borrow and had $0 outstanding as of March 31, 2025. The Bank had $8.0 million outstanding as of December 31, 2024.
First Horizon Line of Credit. During 2019, the Company obtained the $25.0 million Line of Credit with First Horizon, which was extended in August 2024 and matures in August 2026. The Line of Credit is collateralized by 100% of the capital stock of the Bank. The Line of Credit includes various financial and nonfinancial covenants. The Line of Credit has a variable interest rate linked to the WSJ Prime Rate with an initial interest rate of 4.75% per annum (but in no event less than 3.00% per annum), and requires quarterly interest payments. The balance outstanding under the Line of Credit as of March 31, 2025 and December 31, 2024 was $0.
Subordinated Debt Securities
On February 7, 2022, the Company issued $48.0 million of Fixed-to-Floating Rate Subordinated Notes due February 2032 (the “Notes”). The Notes bear interest at 3.50% per annum, payable quarterly in arrears. From and including February 7, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to a Three-Month Term Secured Overnight Financing Rate plus 205 basis points, payable quarterly in arrears. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment on or after February 7, 2027, and to redeem the Notes in whole upon certain other events. On September 19, 2024, the Company redeemed $500,000 of the Notes held by Century Bank in connection with the acquisition, resulting in a principal amount $47.5 million at March 31, 2025.
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

On July 31, 2024, the Company assumed Fixed-to-Floating Rate Subordinated Notes due December 2031 from the acquisition of Century Bank (the “Century Notes”) in an aggregate principal amount, net of premium adjustments, of $4.7 million. The Century Notes mature on December 22, 2031, and through December 22, 2026 bear a fixed rate of interest of 3.50% per annum, payable quarterly in arrears. From and including December 22, 2026, to but excluding the maturity date or early redemption date, the interest resets quarterly to a floating rate per annum equal to the then current Three-Month Term Secured Overnight Financing Rate plus 242 basis points, payable quarterly in arrears.
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
Our percentage of deposits that were uninsured as of March 31, 2025, was approximately 31.3%. We believe this percentage would place the Company’s level of uninsured deposits below peer average and peer median. We attribute this lower level of uninsured deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses that allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients. In addition, the Company also utilizes an uninsured deposit program.
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
As of March 31, 2025, both the Company and the Bank exceeded all the minimum bank regulatory capital requirements to which the Company and the Bank were subject.

The table below summarizes the minimum capital requirements applicable to the Company and the Bank from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024.
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

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2025

Tier 1 capital (to average assets)
Company	$255,971	9.14%	$112,007	4.00%	$—	—
Bank	$335,765	11.99%	$112,007	4.00%	$140,009	5.00%

CET 1 capital (to risk-weighted assets)
Company	$255,971	10.18%	$176,051	7.00%	$—	—
Bank	$335,765	13.35%	$176,051	7.00%	$163,476	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$255,971	10.18%	$213,777	8.50%	$—	—
Bank	$335,765	13.35%	$213,777	8.50%	$201,202	8.00%

Total capital (to risk-weighted assets)
Company	$378,752	15.06%	$264,077	10.50%	$—	—
Bank	$366,046	14.55%	$264,077	10.50%	$251,502	10.00%

	Actual		Required for Capital Adequacy Purposes		Minimums To Be “Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2024

Tier 1 capital (to average assets)
Company	$245,711	8.67%	$113,353	4.00%	$—	—
Bank	$324,487	11.45%	$113,353	4.00%	$141,691	5.00%

CET 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$174,815	7.00%	$—	—
Bank	$324,487	12.99%	$174,815	7.00%	$162,328	6.50%

Tier 1 capital (to risk-weighted assets)
Company	$245,711	9.84%	$212,275	8.50%	$—	—
Bank	$324,487	12.99%	$212,275	8.50%	$199,788	8.00%

Total capital (to risk-weighted assets)
Company	$367,954	14.73%	$262,222	10.50%	$—	—
Bank	$354,230	14.18%	$262,222	10.50%	$249,735	10.00%
Contractual Obligations
The following tables contain supplemental information regarding our total contractual obligations at March 31, 2025.

	Payments Due as of March 31, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)

Time deposits	$572,467	$81,154	$11	$653,632
FHLB advances	20,000	—	—	20,000
Subordinated notes	—	—	91,382	91,382
Other borrowings	—	—	—	—
Total contractual obligations	$592,467	$81,154	$91,393	$765,014
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
The following table summarizes commitments we have made as of the dates presented.

	March 31, 2025	December 31, 2024
	(dollars in thousands)

Commitments to extend credit	$363,077	$401,912
Standby letters of credit	5,795	5,901
Total	$368,872	$407,813
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
The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	Percent Change in Net Interest Income
	As of March 31, 2025	As of March 31, 2024
Change in Interest Rates (Basis Points)
+400	5.50	9.10
+300	4.60	7.30
+200	3.40	5.20
+100	1.90	2.80
-100	(2.50)	(4.70)
-200	(6.70)	(8.40)
-300	(12.30)	(12.20)
-400	(18.60)	(17.20)

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
The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies can be found in Note 1 of the Company’s consolidated financial statements as of December 31, 2024, included in our Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented in our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk”. Additional information as of March 31, 2025, is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding risk factors that could affect our business, financial condition, and results of operations, see the information in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
Our purchase of shares of common stock made during the quarter consisted of stock repurchases made under our publicly announced share repurchase program authorizing us to repurchase up to $10.0 million of our common stock (the “Program”), and are summarized in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(dollars in thousands)

January 1 - January 31, 2025	—	$—	—	$10,000
February 1 - February 28, 2025	—	—	—	10,000
March 1 - March 31, 2025	—	—	—	10,000
Total	—	$—	—	$10,000

(1) On January 15, 2025, the board of directors announced that it had extended the Program for another $10.0 million to be in effect until December 31, 2025, with the timing of purchases and number of shares repurchased under the Program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. We are not obligated to purchase any shares under the Program and the Program may be suspended or discontinued at any time without notice.
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

2.3#
Agreement and Plan of Merger by and between FB Financial Corporation and Southern States Bancshares, Inc., dated as of March 31, 2025 (incorporated by reference to Exhibit 2.1 to the Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).

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

10.1†
Form of Southern States Bancshares, Inc. Director and Executive Officer Voting Agreement (incorporated by reference to Exhibit 10.1 to the Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).

10.2†
Form of Settlement Agreement (incorporated by reference to Exhibit 10.3 to the Southern States Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2025, file number 001-40727).

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

SOUTHERN STATES BANCSHARES, INC.

Date: May 5, 2025	By:	/s/ Mark A. Chambers
Mark A. Chambers
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Lynn J. Joyce
Lynn J. Joyce
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)